Form 10-Q
period 2010-05-01
Toys R Us Property Co I, LLC
filed 2010-06-15
CIK 1474301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

Commission file number 333-164018

Toys “R” Us Property Company I, LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3829291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)

(973) 617-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐  No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 15, 2010, all of our membership interests were privately held by our sole shareholder, Wayne Real Estate Holding

Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands )	May 1, 2010	January 30, 2010
ASSETS
Current Assets:
Cash	$69,508	$25,037
Net properties held for sale	-	1,240
Due from affiliates, net	-	1,956

Total current assets	69,508	28,233
Real Estate, Net:
Land	285,391	285,391
Buildings, net	529,444	533,688
Leasehold improvements, net	142,669	148,246

Total real estate, net	957,504	967,325
Straight-line rent receivable from affiliates	75,963	69,015
Debt issuance costs	20,691	21,400
Other assets	333	344

	$1,123,999	$1,086,317

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest and other current liabilities	$30,200	$5,344
Deferred third party rent liabilities	886	422
Deferred related party revenue	-	465

Total current liabilities	31,086	6,231
Long-term debt	926,969	926,444
Deferred third party rent liabilities	92,467	91,321
Other non-current liabilities	28	28
Member’s capital	73,449	62,293

	$1,123,999	$1,086,317

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
(In thousands )	May 1, 2010	May 2, 2009

Rental revenues:
Base rents	$61,710	$54,840
Tenant reimbursements	11,010	10,810

Total revenues	72,720	65,650

Depreciation	9,821	8,814
Rental Expense	12,047	11,989
Common area maintenance expenses	11,010	10,810
Other operating expenses	1,771	1,398

Total operating expenses	34,649	33,011

Operating earnings	38,071	32,639
Interest expense, net	26,915	11,505

Earnings from continuing operations	11,156	21,134
Earnings from discontinued operations	-	2,311

Net earnings	$11,156	$23,445

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Cash Flows from Operating Activities:
Net earnings	$11,156	$23,445
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,821	9,541
Amortization of debt issuance costs	717	950
Amortization of original issue discount	525	-
Loss on sale of real estate	333	-
Changes in operating assets and liabilities:
Accrued interest and other current liabilities	24,856	(3,648)
Due from affiliates, net	1,956	(502)
Straight-line rent assets and deferred third party rent liabilities	(5,338)	(2,823)
Deferred related party revenue	(465)	(915)
Other assets	11	32

Net cash provided by operating activities	43,572	26,080

Cash Flows from Investing Activities:
Proceeds from the sale of real estate	907	-
Decrease in restricted cash	-	14,186

Net cash provided by investing activities	907	14,186

Cash Flows from Financing Activities:
Long-term debt repayments	-	(17,062)
Distributions	-	(16,276)
Capitalized debt issuance/extension fees	(8)	-

Net cash used in financing activities	(8)	(33,338)

Cash:
Net increase during period	44,471	6,928
Cash at beginning of period	25,037	330

Cash at end of period	$69,508	$7,258

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$14,984

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL (DEFICIT)

(Unaudited)

(In thousands)	Member’s Capital (Deficit)

Balance, January 31, 2009	$(167,272)
Net earnings for the period	23,445

Total comprehensive income	23,445
Distributions	(16,276)

Balance, May 2, 2009	$(160,103)

Balance, January 30, 2010	$62,293
Net earnings for the period	11,156

Total comprehensive income	11,156
Distributions	-

Balance, May 1, 2010	$73,449

See Notes to the Condensed Consolidated Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC (formerly known as TRU 2005 RE Holding Co. I, LLC) and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We generate revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us – Delaware, Inc. (“Toys-Delaware”). The Condensed Consolidated Balance Sheets as of May 1, 2010 and January 30, 2010, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Changes in Member’s Capital (Deficit) for the thirteen weeks ended May 1, 2010 and May 2, 2009, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2010, presented herein, has been derived from our audited balance sheet for the fiscal year ended January 30, 2010 included in Amendment No. 3 to Form S-4 filed on May 13, 2010, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within Amendment No. 3 to Form S-4. The results of operations for the thirteen weeks ended May 1, 2010 and May 2, 2009 are not necessarily indicative of operating results of the full year.

2. Real estate, net

(In thousands )	May 1, 2010	January 30, 2010

Land	$285,391	$285,391
Buildings	764,172	764,172
Leasehold improvements	417,424	417,424

	1,466,987	1,466,987
Less: accumulated depreciation	(509,483)	(499,662)

Total	$957,504	$967,325

Net properties held for sale

The following assets were classified as held for sale as of January 30, 2010:

(In thousands )	January 30, 2010

Land	$1,021
Buildings	1,504
Leasehold improvements	65

2,590
Less: Accumulated depreciation	(1,350)

Total	$1,240

During the thirteen weeks ended May 1, 2010, we sold the property classified as held for sale to an unrelated third party for gross proceeds of approximately $0.9 million, which resulted in a loss of approximately $0.3 million, which was recorded in Other operating expenses.

3. Discontinued operations

On July 9, 2009, we sold 11 owned properties and transferred the leasehold interest in 14 leased properties (collectively, the “Transferred Properties”) to Toys-Delaware for $124 million. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Condensed Consolidated Statement of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. We reported the operating results for the Transferred Properties as Earnings from discontinued operations in our Condensed Consolidated Statements of Operations for the thirteen weeks ended May 2, 2009.

The operating results of discontinued operations through July 9, 2009 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statements of Operations for the thirteen weeks ended May 2, 2009. These amounts have been summarized below:

(In thousands )	May 2, 2009
Total revenues	$6,071

Earnings from discontinued operations	$2,311

4. Long-term debt

On July 9, 2009, we completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The indenture governing the Notes contains covenants, including, among other things, covenants that restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments and create liens. The amount of our net assets that were subject to these restrictions was approximately $73 million and $62 million as of May 1, 2010 and January 30, 2010, respectively. The indenture governing the Notes also contains covenants that limit the ability of Toys “R” Us, Inc. (“TRU”) to cause or permit Toys-Delaware to incur indebtedness or make restricted payments.

Refer to the annual financial statements on Amendment No. 3 to Form S-4 filed on May 13, 2010 for further details on indebtedness.

On June 4, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Notes, we commenced an exchange offer with respect to the Notes.

As of May 1, 2010 and January 30, 2010, the carrying value of our debt was $927 million and $926 million, respectively, with fair values of approximately $1,078 million and $1,052 million, respectively. The fair values of our long-term debt are estimated using the quoted market prices for the same or similar issues.

5. Member’s capital (deficit)

Wayne Real Estate, a direct wholly-owned subsidiary of TRU, is the direct owner of 100% of the limited liability company interest in us. We evaluate our cash balances on an ongoing basis and periodically distribute cash to TRU. During the thirteen weeks ended May 1, 2010 and May 2, 2009, we made cash distributions of $0 and $16 million, respectively, in dividends.

Subsequent event

On May 17, 2010, we made cash distribution of approximately $8 million to Wayne Real Estate Holding Company, LLC.

6. Related party transactions

Rental Revenues

Our rental revenue is derived from payments received under the master lease agreements we have entered into with Toys-Delaware. The master lease agreements provide for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and we record such costs both as an expense and a tenant reimbursement. During the thirteen weeks ended May 1, 2010 and May 2, 2009, we earned related party Base rent revenues of approximately $62 million and $60 million, respectively. In addition, during the thirteen weeks ended May 1, 2010 and May 2, 2009, we recorded Tenant reimbursements of approximately $11 million and $12 million, respectively, under our leasing arrangements with Toys-Delaware.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Service Agreement (“Service Agreement”). The costs are based on a formula for each affiliate, as defined in the Service Agreement. During each of the thirteen week periods ended May 1, 2010 and May 2, 2009, the amount charged to us for these services was $1 million.

Transactions with the Sponsors

Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. Through July 9, 2009, the Sponsors and their affiliates had held debt issued by the Company. As a result of the completion of the offering of the Notes on July 9, 2009, the Sponsors and their affiliates no longer own a portion of such debt. The interest amounts paid on such debt held by related parties during the thirteen weeks ended May 2, 2009 was $1 million and there was no such interest paid during the thirteen weeks ended May 1, 2010.

7. Due from affiliates, net

As of May 1, 2010 and January 30, 2010, Due from affiliates, net of $0 and $2 million, respectively, primarily represents base rents owed to us by Toys-Delaware.

8. Recent accounting pronouncements

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have an impact on the Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries, except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”). Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 358 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease the properties on a triple-net basis to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under an Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see the Current Report on Form 8-K filed by TRU on June 15, 2010.

Results of Operations

Earnings from Continuing Operations

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Earnings from continuing operations	$11,156	$21,134	$ (9,978)	(47.2)%

We generated Earnings from continuing operations of $11.2 million for the thirteen weeks ended May 1, 2010 compared to $21.1 million for the thirteen weeks ended May 2, 2009. Earnings from continuing operations decreased primarily due to an increase of $15.4 million in Interest expense, net and an increase of $1.6 million in Total operating expenses, partially offset by an increase of $7.1 million in Total revenues primarily due to an increase in Base rents.

Total Revenues

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Total revenues	$72,720	$65,650	$7,070	10.8%

Total revenues increased by $7.1 million, or 10.8%, to $72.7 million for the thirteen weeks ended May 1, 2010 compared to $65.6 million for the thirteen weeks ended May 2, 2009. The increase was primarily due to an increase in Base rents of $6.9 million as a result of our amendment and restatement of the TRU Propco I Master Lease on July 9, 2009.

Depreciation

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Depreciation	$9,821	$8,814	$1,007	11.4%

Depreciation increased by $1.0 million, or 11.4%, to $9.8 million for the thirteen weeks ended May 1, 2010 compared to $8.8 million for the thirteen weeks ended May 2, 2009. The increase was primarily due to the accelerated depreciation related to leasehold improvements recorded during the thirteen weeks ended May 1, 2010.

Rental Expense

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Rental expense	$12,047	$11,989	$58	0.5%

Rental expense had a nominal increase for the thirteen weeks ended May 1, 2010 compared to the thirteen weeks ended May 2, 2009. These expenses are fully reimbursed by our tenants under the master lease agreements, and are reflected in Base rents, which is a component of Total revenues.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Common area maintenance expenses	$11,010	$10,810	$200	1.9%

Common area maintenance expenses increased by $0.2 million, or 1.9%, to $11.0 million for the thirteen weeks ended May 1, 2010 compared to $10.8 million for the thirteen weeks ended May 2, 2009. The increase was primarily due to an increase in real estate taxes. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Other operating expenses	$1,771	$1,398	$373	26.7%

Other operating expenses increased by $0.4 million, or 26.7%, to $1.8 million for the thirteen weeks ended May 1, 2010 compared to $1.4 million for the thirteen weeks ended May 2, 2009. The increase was primarily due to a loss of approximately $0.3 million from the sale of property during the thirteen weeks ended May 1, 2010. See Note 2 to the Condensed Consolidated Financial Statements entitled “Real estate, net” for further details.

Interest Expense, Net

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Interest expense, net	$26,915	$11,505	$15,410	133.9%

Interest expense, net increased by $15.4 million, or 133.9%, to $26.9 million for the thirteen weeks ended May 1, 2010 compared to $11.5 million for the thirteen weeks ended May 2, 2009. The increase in Interest expense, net was primarily due to higher effective interest rates related to our $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”), which were issued on July 9, 2009, partially offset by lower average debt balances refinanced in part with the proceeds of the Notes.

Earnings from Discontinued Operations

	13 Weeks Ended
($ In thousands )	May 1, 2010	May 2, 2009	$ Change	% Change
Earnings from discontinued operations	$-	$2,311	$(2,311)	(100.0)%

Earnings from discontinued operations decreased by $2.3 million, or 100.0% for the thirteen weeks ended May 1, 2010 compared to the thirteen weeks ended May 2, 2009. The decrease is primarily due to the sale of 11 properties and the transfer of 14 properties (collectively, the “Transferred Properties”) on July 9, 2009. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources

Overview

As of May 1, 2010, we were in compliance with all of our covenants related to the Notes.

Our largest source of operating cash flows is cash collections from our lessees. In general, we utilize our cash to service debt, pay normal operating costs and, at the discretion of our board of directors and as permitted by the indenture governing the Notes, declare and pay dividends. From time to time a portion of our cash may also be used to tender a portion of the outstanding Notes as permitted by the indenture governing the Notes. We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.

Cash Flows

	13 Weeks Ended
(In thousands )	May 1, 2010	May 2, 2009	$ Change
Net cash provided by operating activities	$43,572	$26,080	$17,492
Net cash provided by investing activities	907	14,186	(13,279)
Net cash used in financing activities	(8)	(33,338)	33,330

Net increase during period in cash and cash equivalents	$44,471	$6,928	$37,543

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the thirteen weeks ended May 1, 2010 was $43.6 million, an increase of $17.5 million compared with the prior year period. The increase in net cash provided by operating activities was primarily due to the change in timing of interest payments from monthly to semi-annually on July 15 and January 15 of each year, which resulted in a decrease in interest payments made during the period of $15.0 million.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the thirteen weeks ended May 1, 2010 was $0.9 million, a decrease of $13.3 million compared with the prior year period. The decrease in net cash provided by investing activities was primarily due to the release of all restricted cash as a result of the repayment of the outstanding loan balance under our unsecured credit agreement on July 9, 2009, partially offset by $0.9 million of proceeds received from the sale of a real estate property.

Cash Flows Used in Financing Activities

Net cash used in financing activities was nominal for the thirteen weeks ended May 1, 2010, a decrease of $33.3 million compared with the prior year period. The decrease in net cash used in financing activities was primarily due to repayments on our senior unsecured credit agreement of $17.1 million in the prior year and a decrease of $16.3 million in Distributions.

Debt

Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding the transaction described below.

On June 4, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Notes, we commenced an exchange offer with respect to the Notes.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 3 to Form S-4 filed on May 13, 2010, for details on our contractual obligations and commitments.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the “Critical Accounting Policies” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 3 to Form S-4 filed on May 13, 2010 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have an impact on the Condensed Consolidated Financial Statements.

Refer to Note 8 to the Condensed Consolidated Financial Statements entitled “Recent accounting pronouncements” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their impact on our Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys-Delaware’s business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we and Toys-Delaware conduct our business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the thirteen weeks ended May 1, 2010. For a discussion of our exposure to market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 30, 2010 in our Amendment No. 3 to Form S-4 filed on May 13, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Although we do not currently have material legal proceedings pending against us, in the future, we may be involved in various lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on our Condensed Consolidated Financial Statements taken as a whole.

Item 1A.	Risk Factors

As of the date of this report there have been no material changes to the information related to the “Risk Factors” disclosed in the Amendment No. 3 to Form S-4 filed on May 13, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: June 15, 2010	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of TRU 2005 RE Holding Co., I, LLC, changing its name from TRU 2005 RE Holding Co. I, LLC to Toys “R” Us Property Company I, LLC (filed as Exhibit 3.1 to the Registrant’s Form S-4, filed on December 24, 2009 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Liability Company Agreement of Toys “R” Us Property Company I, LLC (filed as Exhibit 3.2 to the Registrant’s Form S-4, filed on December 24, 2009 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.