Form 10-Q
period 2010-07-31
Toys R Us Property Co I, LLC
filed 2010-09-14
CIK 1474301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 14, 2010, all of our outstanding membership interests were privately held by our sole shareholder, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	July 31, 2010	January 30, 2010

ASSETS
Current Assets:
Cash	$18,198	$25,037
Net properties held for sale	-	1,240
Due from affiliates, net	813	1,956

Total current assets	19,011	28,233
Real Estate, Net:
Land	285,391	285,391
Buildings, net	525,731	533,688
Leasehold improvements, net	135,814	148,246

Total real estate, net	946,936	967,325
Straight-line rent receivable from affiliates	85,478	69,015
Debt issuance costs	20,374	21,400
Other assets	311	344

	$1,072,110	$1,086,317

LIABILITIES AND MEMBER'S CAPITAL
Current Liabilities:
Accrued interest and other current liabilities	$5,160	$5,344
Deferred third party rent liabilities	887	422
Deferred related party revenue	-	465

Total current liabilities	6,047	6,231
Long-term debt	927,499	926,444
Deferred third party rent liabilities	101,707	91,321
Other non-current liabilities	28	28
Member's capital	36,829	62,293

	$1,072,110	$1,086,317

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Rental revenues:
Base rents	$64,238	$56,900	$125,948	$111,740
Tenant reimbursements	10,195	10,792	21,205	21,602

Total revenues	74,433	67,692	147,153	133,342

Depreciation	10,568	11,112	20,389	19,925
Rental expense	14,505	11,887	26,552	23,876
Common area maintenance expenses	10,195	10,792	21,205	21,602
Other operating expenses	1,648	2,047	3,419	3,447

Total operating expenses	36,916	35,838	71,565	68,850

Operating earnings	37,517	31,854	75,588	64,492
Interest expense, net	26,840	23,737	53,755	35,242

Earnings from continuing operations	10,677	8,117	21,833	29,250
Earnings from discontinued operations	-	1,310	-	3,621

Net earnings	$10,677	$9,427	$21,833	$32,871

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	26 Weeks Ended
	July 31, 2010	August 1, 2009
Cash Flows from Operating Activities:
Net earnings	$21,833	$32,871
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,389	21,184
Amortization of debt issuance costs	1,434	10,399
Amortization of original issue discount	1,055	-
Loss on sale of real estate	333	-
Other non-cash charges	-	130
Changes in operating assets and liabilities:
Accrued interest and other current liabilities	(584)	7,172
Due from affiliates, net	1,143	313
Straight-line rent assets and deferred third party rent liabilities	(11,211)	(8,328)
Deferred related party revenue	(465)	(14,181)
Other assets	33	55

Net cash provided by operating activities	33,960	49,615

Cash Flows from Investing Activities:
Proceeds from the sale of real estate	907	-
Sales of net assets to affiliates at historical cost	-	58,723
Decrease in restricted cash	-	112,775

Net cash provided by investing activities	907	171,498

Cash Flows from Financing Activities:
Long-term debt borrowings	-	925,291
Long-term debt repayments	-	(1,300,000)
Amounts received in excess of carrying values of net assets sold	-	65,710
Capital contributions	-	137,503
Distributions	(41,698)	(26,942)
Capitalized debt issuance/extension fees	(8)	(22,588)

Net cash used in financing activities	(41,706)	(221,026)

Cash:
Net (decrease) increase during period	(6,839)	87
Cash at beginning of period	25,037	330

Cash at end of period	$18,198	$417

Supplemental Disclosure of Cash Flow Information:
Interest paid	$51,063	$23,882

Non Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$(5,599)	$-

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL (DEFICIT)

(Unaudited)

(In thousands)	Member’s Capital (Deficit)
Balance, January 31, 2009	$(167,272)
Net earnings for the period	32,871

Total comprehensive income	32,871
Capital contributions	137,503
Amounts received in excess of carrying values of net assets sold	65,710
Distributions	(26,942)

Balance, August 1, 2009	$41,870

Balance, January 30, 2010	$62,293
Net earnings for the period	21,833

Total comprehensive income	21,833
Adjustment to the carrying value of net assets previously acquired	(5,599)
Distributions	(41,698)

Balance, July 31, 2010	$36,829

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC (formerly known as TRU 2005 RE Holding Co. I, LLC) and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us – Delaware, Inc. (“Toys-Delaware”). The Condensed Consolidated Balance Sheets as of July 31, 2010 and January 30, 2010, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009, and the Condensed Consolidated Statements of Changes in Member’s Capital (Deficit) for the twenty-six weeks ended July 31, 2010 and August 1, 2009, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2010, presented herein, has been derived from our audited balance sheet for the fiscal year ended January 30, 2010 included in our Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Amendment No. 3 to the registration statement. The results of operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 are not necessarily indicative of operating results of the full year.

Prior Period Correction

In the second quarter of fiscal 2010, we recorded an approximate $8 million adjustment to increase Deferred third party rent liabilities on our Condensed Consolidated Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $6 million and was recorded as a reduction of Member’s Capital. The remaining portion of the correction of approximately $2 million increased Rental expense on the Condensed Consolidated Statement of Operations. In addition, in connection with our master lease agreements, a corresponding correcting adjustment was recorded of approximately $2 million to increase Base rents on the Condensed Consolidated Statement of Operations and Straight-line rent receivable from affiliates on the Condensed Consolidated Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.

2. Real estate, net

(In thousands)	July 31, 2010	January 30, 2010

Land	$285,391	$285,391
Buildings	764,172	764,172
Leasehold improvements	417,424	417,424

	1,466,987	1,466,987
Less: accumulated depreciation	(520,051)	(499,662)

Total	$946,936	$967,325

Net properties held for sale

The following assets were classified as held for sale as of January 30, 2010:

(In thousands)	January 30, 2010
Land	$1,021
Buildings	1,504
Leasehold improvements	65

2,590
Less: accumulated depreciation	(1,350)

Total	$1,240

During the first quarter of fiscal 2010, we sold the property classified as held for sale to an unrelated third party for gross proceeds of approximately $1 million, which resulted in a loss of less than $1 million, and was recorded in Other operating expenses.

3. Discontinued operations

On July 9, 2009, we sold 11 owned properties and transferred the leasehold interest in 14 leased properties (collectively, the “Transferred Properties”) to Toys-Delaware for $124 million. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred out of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Condensed Consolidated Statement of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. We reported the operating results for the Transferred Properties as Earnings from discontinued operations in our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2009.

The operating results of discontinued operations through July 9, 2009 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2009. These amounts have been summarized below:

Thirteen weeks ended August 1, 2009:

(In thousands)
Total revenues	$4,484

Earnings from discontinued operations	$1,310

Twenty-six weeks ended August 1, 2009:

(In thousands)
Total revenues	$10,554

Earnings from discontinued operations	$3,621

4. Long-term debt

On July 9, 2009, we completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The indenture governing the Notes contains covenants, including, among other things, covenants that restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments and create liens. The amount of our net assets that were subject to these restrictions was approximately $37 million and $62 million as of July 31, 2010 and January 30, 2010, respectively. The indenture governing the Notes also contains covenants that limit the ability of Toys “R” Us, Inc. (“TRU”) to cause or permit Toys-Delaware to incur indebtedness or make restricted payments. Refer to Note 5 entitled “Member’s capital (deficit)” for further details regarding the tender of the notes.

Refer to the annual financial statements on Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010 for further details on indebtedness.

On July 8, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Notes, we completed a registered exchange offer with respect to the Notes.

As of July 31, 2010 and January 30, 2010, the carrying value of our debt was $927 million and $926 million, respectively, with fair values of approximately $1,071 million and $1,052 million, respectively. The fair values of our long-term debt are estimated using the quoted market prices for the same or similar issues.

5. Member’s capital (deficit)

Wayne Real Estate, a direct wholly-owned subsidiary of TRU, is the direct owner of 100% of the limited liability company interest in us. We evaluate our cash balances on an ongoing basis to determine if we can distribute cash to our parent companies. From time to time a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU. In accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate amount of approximately $25 million. The tender offer expired on July 26, 2010 with no holders opting to tender at that time. During the twenty-six weeks ended July 31, 2010 and August 1, 2009, we made cash distributions of $42 million and $27 million in dividends, respectively.

As described in Note 1 entitled “Basis of presentation,” we have recorded an approximate $6 million Adjustment to the carrying value of net assets previously acquired on the Condensed Consolidated Statement of Changes in Member’s Capital (Deficit) to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions. Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.

6. Related party transactions

Rental Revenues

Our rental revenue is derived from payments received under the master lease agreements we have entered into with Toys-Delaware. The master lease agreements provide for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and we record such costs both as an expense and a tenant reimbursement. During the thirteen weeks ended July 31, 2010 and August 1, 2009, we earned related party Base rent revenues of approximately $64 million and $61 million, respectively. During the twenty-six weeks ended July 31, 2010 and August 1, 2009, we earned related party Base rent revenues of approximately $126 million and $121 million, respectively. In addition, under our leasing arrangements with Toys-Delaware, during the thirteen weeks ended July 31, 2010 and August 1, 2009, we recorded Tenant reimbursements of approximately $10 million and $11 million, respectively. During the twenty-six weeks ended July 31, 2010 and August 1, 2009, we recorded Tenant reimbursements of approximately $21 million and $23 million, respectively.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Service Agreement (“Service Agreement”). The costs are based on a formula for each affiliate, as defined in the Service Agreement. During each of the thirteen week periods ended July 31, 2010 and August 1, 2009, the amount charged to us for these services was $1 million, respectively. During the twenty-six weeks ended July 31, 2010 and August 1, 2009, the amount charged to us for these services was $2 million and $3 million, respectively.

Transactions with the Sponsors

Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. Through July 9, 2009, the Sponsors and their affiliates had held debt issued by the Company. As a result of the completion of the offering of the Notes on July 9, 2009, the Sponsors and their affiliates no longer own a portion of such debt. Therefore, the interest amounts paid on such debt held by related parties during the thirteen and twenty-six weeks ended August 1, 2009 was $1 million, respectively, while there was no such interest paid during the thirteen and twenty-six weeks ended July 31, 2010.

7. Due from affiliates, net

As of July 31, 2010 and January 30, 2010, Due from affiliates, net of approximately $1 million and $2 million, respectively, primarily represents Base rents owed to us by Toys-Delaware.

8. Recent accounting pronouncements

In March 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have an impact on the Condensed Consolidated Financial Statements.

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

Our Business

We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”). Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 358 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease the properties on a triple-net basis to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see the Current Report on Form 8-K furnished by TRU on September 14, 2010.

Results of Operations

Earnings from Continuing Operations

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Earnings from continuing operations	$10,677	$8,117	$2,560	31.5%	$21,833	$29,250	$(7,417)	(25.4)%

Earnings from continuing operations increased by $2.6 million, or 31.5%, to $10.7 million for the thirteen weeks ended July 31, 2010, compared to $8.1 million for the thirteen weeks ended August 1, 2009. Earnings from continuing operations increased primarily due to an increase of $6.7 million in Total revenues as a result of an increase in Base rents, partially offset by an increase of $3.1 million in Interest expense, net and an increase of $1.1 million in Total operating expenses primarily due to an increase in rent expense.

Earnings from continuing operations decreased by $7.4 million, or 25.4%, to $21.8 million for the twenty-six weeks ended July 31, 2010, compared to $29.2 million for the twenty-six weeks ended August 1, 2009. Earnings from continuing operations decreased primarily due to an increase of $18.5 million in Interest expense, net and an increase of $2.7 million in Total operating expenses primarily due to an increase in rent expense, partially offset by an increase of $13.8 million in Total revenues as a result of an increase in Base rents.

Total Revenues

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Total revenues	$74,433	$67,692	$6,741	10.0%	$147,153	$133,342	$13,811	10.4%

Total revenues increased by $6.7 million, or 10.0%, to $74.4 million for the thirteen weeks ended July 31, 2010, compared to $67.7 million for the thirteen weeks ended August 1, 2009, and increased by $13.8 million, or 10.4%, to $147.1 million for the twenty-six weeks ended July 31, 2010, compared to $133.3 million for the twenty-six weeks ended August 1, 2009. The increases for both periods were primarily due to the increase in Base rents as a result of the amendments in the TRU Propco I Master Lease on July 9, 2009 and a $2.5 million non-cash cumulative correction of prior period straight-line lease accounting.

Depreciation

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Depreciation	$10,568	$11,112	$(544)	(4.9)%	$20,389	$19,925	$464	2.3%

Depreciation decreased by $0.5 million, or 4.9%, to $10.6 million for the thirteen weeks ended July 31, 2010, compared to $11.1 million for the thirteen weeks ended August 1, 2009.

Depreciation increased by $0.5 million, or 2.3%, to $20.4 million for the twenty-six weeks ended July 31, 2010, compared to $19.9 million for the twenty-six weeks ended August 1, 2009.

Rental Expense

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Rental expense	$14,505	$11,887	$2,618	22.0%	$26,552	$23,876	$2,676	11.2%

Rental expense increased by $2.6 million, or 22.0%, to $14.5 million for the thirteen weeks ended July 31, 2010, compared to $11.9 million for the thirteen weeks ended August 1, 2009, and increased by $2.7 million, or 11.2%, to $26.6 million for the twenty-six weeks ended July 31, 2010, compared to $23.9 million for the twenty-six weeks ended August 1, 2009. The increases for both periods were primarily due to a $2.5 million non-cash cumulative correction of prior period straight-line lease accounting. These expenses are fully reimbursed by our tenants under the TRU Propco I Master Lease, and are reflected in Base rents, which is a component of Total revenues.

Common Area Maintenance Expenses

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Common area maintenance expenses	$10,195	$10,792	$(597)	(5.5)%	$21,205	$21,602	$(397)	(1.8)%

Common area maintenance expenses decreased by $0.6 million, or 5.5%, to $10.2 million for the thirteen weeks ended July 31, 2010, compared to $10.8 million for the thirteen weeks ended August 1, 2009, and decreased by $0.4 million, or 1.8%, to $21.2 million for the twenty-six weeks ended July 31, 2010, compared to $21.6 million for the twenty-six weeks ended August 1, 2009. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Other operating expenses	$1,648	$2,047	$(399)	(19.5)%	$3,419	$3,447	$(28)	(0.8)%

Other operating expenses decreased by $0.4 million, or 19.5%, to $1.6 million for the thirteen weeks ended July 31, 2010, compared to $2.0 million for the thirteen weeks ended August 1, 2009, and had a nominal decrease for the twenty-six weeks ended July 31, 2010, compared to the twenty-six weeks ended August 1, 2009. The decrease for the thirteen weeks ended July 31, 2010 was primarily due to fees incurred in connection with the issuance of our 10.75% senior notes due 2017 (the “Notes”) and repayment of our unsecured credit agreement on July 9, 2009.

Interest Expense, Net

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Interest expense, net	$26,840	$23,737	$3,103	13.1%	$53,755	$35,242	$18,513	52.5%

Interest expense, net increased by $3.1 million, or 13.1%, to $26.8 million for the thirteen weeks ended July 31, 2010, compared to $23.7 million for the thirteen weeks ended August 1, 2009, and increased by $18.5 million, or 52.5%, to $53.7 million for the twenty-six weeks ended July 31, 2010, compared to $35.2 million for the twenty-six weeks ended August 1, 2009. The increases in both periods were primarily due to higher effective interest rates related to the Notes which were issued on July 9, 2009. These increases were partially offset by a lower average debt balance in the current year and the write-off of $7.9 million of deferred financing costs related to the unsecured credit agreement in the prior year.

Earnings from Discontinued Operations

($ In thousands)	13 Weeks Ended				26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Earnings from discontinued operations	$-	$1,310	$(1,310)	(100.0)%	$-	$3,621	$(3,621)	(100.0)%

Earnings from discontinued operations decreased by $1.3 million, or 100.0%, for the thirteen weeks ended July 31, 2010, compared to the thirteen weeks ended August 1, 2009, and decreased by $3.6 million, or 100.0%, for the twenty-six weeks ended July 31, 2010, compared to the twenty-six weeks ended August 1, 2009. The decrease is due to the operations of 11 sold properties and 14 transferred properties (collectively, the “Transferred Properties”) being included in our operating results for the thirteen and twenty-six weeks ended August 1, 2009, while the Transferred Properties are no longer included in the current year operating results as they were sold on July 9, 2009. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources

Overview

As of July 31, 2010 we were in compliance with all of our covenants related to the Notes.

Our largest source of operating cash flows is cash collections from our lessees. In general, we utilize our cash to service debt, pay normal operating costs and, at the discretion of our board of directors and as permitted by the indenture governing the Notes, declare and pay dividends. From time to time a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. Refer to Note 5 entitled “Member’s capital (deficit)” for further details regarding the tender for the Notes. We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.

Cash Flows

(In thousands)	26 Weeks Ended
	July 31, 2010	August 1, 2009	$ Change
Net cash provided by operating activities	$33,960	$49,615	$(15,655)
Net cash provided by investing activities	907	171,498	(170,591)
Net cash used in financing activities	(41,706)	(221,026)	179,320

Net (decrease) increase in cash during period	$(6,839)	$87	$(6,926)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended July 31, 2010 was $34.0 million, a decrease of $15.7 million compared to the same period last year. The decrease in cash provided by operating activities was primarily due to higher effective interest rates, which resulted in a $27.2 million increase in interest payments made during the period, partially offset by an increase in rent received in the current year period.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the twenty-six weeks ended July 31, 2010 was $0.9 million, a decrease of $170.6 million compared to the same period last year. The decrease in net cash provided by investing activities was primarily due to the release of all restricted cash as a result of the repayment of the outstanding loan balance under our unsecured credit agreement on July 9, 2009, and prior year proceeds from the Transferred Properties.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the twenty-six weeks ended July 31, 2010 was $41.7 million, a decrease of $179.3 million compared to the same period last year. The decrease in net cash used in financing activities was primarily due to the prior year repayment of our unsecured credit agreement of $1,300.0 million on July 9, 2009 and a decrease of $22.6 million in capitalized debt issuance costs. This was partially offset by additional borrowings of $925.3 million related to the Notes, a decrease in Contributions of $137.5 million, Amounts received in excess of carrying values of net assets sold of $65.7 million in the prior year period and an increase in Distributions of $14.8 million.

Debt

Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding the transaction described below.

On July 8, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Notes, we completed a registered exchange offer with respect to the Notes.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010, for details on our contractual obligations and commitments.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the “Critical Accounting Policies” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have an impact on the Condensed Consolidated Financial Statements.

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

There has been no significant change in our exposure to market risk during the thirteen and twenty-six weeks ended July 31, 2010. For a discussion of our exposure to market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 30, 2010 in our Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010.

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

As of the date of this report there have been no material changes to the information related to the “Risk Factors” disclosed in the Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010.

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

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: September 14, 2010	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of TRU 2005 RE Holding Co., I, LLC, changing its name from TRU 2005 RE Holding Co. I, LLC to Toys “R” Us Property Company I, LLC (filed as Exhibit 3.1 to the Registrant’s Form S-4 registration statement, filed on December 24, 2009 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Liability Company Agreement of Toys “R” Us Property Company I, LLC (filed as Exhibit 3.2 to the Registrant’s Form S-4 registration statement, filed on December 24, 2009 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.