Form 10-Q
period 2010-10-30
Toys R Us Property Co I, LLC
filed 2010-12-14
CIK 1474301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of December 14, 2010, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	October 30, 2010	January 30, 2010
ASSETS
Current Assets:
Cash	$52,228	$25,037
Net properties held for sale	11,551	1,240
Due from affiliates, net	934	1,956

Total current assets	64,713	28,233

Real Estate, Net:
Land	279,286	285,391
Buildings, net	516,518	533,688
Leasehold improvements, net	130,136	148,246

Total real estate, net	925,940	967,325
Straight-line rent receivable from affiliates	91,903	69,015
Debt issuance costs, net	19,632	21,400
Other assets	292	344

	$1,102,480	$1,086,317

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest and other current liabilities	$29,942	$5,344
Deferred third party rent liabilities	887	422
Deferred related party revenue	463	465

Total current liabilities	31,292	6,231
Long-term debt	928,045	926,444
Deferred third party rent liabilities	103,230	91,321
Other non-current liabilities	28	28
Member’s capital	39,885	62,293

	$1,102,480	$1,086,317

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Rental revenues:
Base rents	$60,829	$60,940	$185,919	$171,901
Tenant reimbursements	9,670	10,521	30,742	31,985

Total revenues	70,499	71,461	216,661	203,886
Depreciation	8,525	7,603	28,026	27,331
Rental expense	12,447	11,919	38,999	35,795
Common area maintenance expenses	9,670	10,521	30,742	31,985
Other operating expenses	1,478	1,608	4,897	5,055

Total operating expenses	32,120	31,651	102,664	100,166

Operating earnings	38,379	39,810	113,997	103,720
Interest expense	26,528	26,493	80,283	61,735

Earnings from continuing operations	11,851	13,317	33,714	41,985
(Loss) earnings from discontinued operations	(487)	342	(517)	4,545

Net earnings	$11,364	$13,659	$33,197	$46,530

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009
Cash Flows from Operating Activities:
Net earnings	$33,197	$46,530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,375	28,885
Amortization of debt issuance costs	2,161	11,109
Amortization of original issue discount	1,601	641
Loss on sale of real estate	333	-
Impairment loss	461	-
Changes in operating assets and liabilities:
Accrued interest and other current liabilities	24,569	27,990
Due from affiliates, net	1,022	(2,263)
Straight-line rent receivable from affiliates, other assets, and deferred third party rent liabilities	(16,061)	(11,547)
Deferred related party revenue	(2)	(14,181)

Net cash provided by operating activities	76,656	87,164

Cash Flows from Investing Activities:
Proceeds from the sale of real estate	907	-
Sales of net assets to affiliates at carrying value	-	58,723
Decrease in restricted cash	-	112,775

Net cash provided by investing activities	907	171,498

Cash Flows from Financing Activities:
Long-term debt borrowings	-	925,291
Long-term debt repayments	-	(1,300,000)
Amounts received in excess of carrying values of net assets sold	-	65,710
Capital contributions	-	141,920
Distributions	(50,006)	(26,942)
Capitalized debt issuance/extension costs	(366)	(22,835)

Net cash used in financing activities	(50,372)	(216,856)

Cash:
Net increase during period	27,191	41,806
Cash at beginning of period	25,037	330

Cash at end of period	$52,228	$42,136

Supplemental Disclosure of Cash Flow Information:
Interest paid	$51,063	$24,911

Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$(5,599)	$-

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL (DEFICIT)

(Unaudited)

(In thousands)	Member’s Capital (Deficit)

Balance, January 31, 2009	$(167,272)
Net earnings for the period	46,530

Total comprehensive income	46,530
Capital contributions	141,920
Amounts received in excess of carrying values of net assets sold	65,710
Distributions	(26,942)

Balance, October 31, 2009	$59,946

Balance, January 30, 2010	$62,293
Net earnings for the period	33,197

Total comprehensive income	33,197
Adjustment to the carrying value of net assets previously acquired	(5,599)
Distributions	(50,006)

Balance, October 30, 2010	$39,885

See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC (formerly known as TRU 2005 RE Holding Co. I, LLC) and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us – Delaware, Inc. (“Toys-Delaware”). The Condensed Consolidated Balance Sheets as of October 30, 2010 and January 30, 2010, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital (Deficit) for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2010, presented herein, has been derived from our audited balance sheet for the fiscal year ended January 30, 2010 included in our Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Amendment No. 3 to the registration statement. The results of operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are not necessarily indicative of operating results for the full year.

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

2. Real estate, net

(In thousands)	October 30, 2010	January 30, 2010

Land	$279,286	$285,391
Buildings	755,597	764,172
Leasehold improvements	414,800	417,424

	1,449,683	1,466,987
Less: accumulated depreciation	(523,743)	(499,662)

Total	$925,940	$967,325

Net properties held for sale

The following assets were classified as held for sale as of October 30, 2010 and January 30, 2010:

(In thousands)	October 30, 2010	January 30, 2010

Land	$6,105	$1,021
Buildings	8,115	1,504
Leasehold improvements	2,625	65

	16,845	2,590
Less: accumulated depreciation	(5,294)	(1,350)

Total	$11,551	$1,240

During the third quarter of fiscal 2010, we classified three owned properties, which are currently leased to Toys-Delaware, as assets held for sale. The master lease agreement requires Toys-Delaware to make a payment to the Company upon termination of the lease in conjunction with the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. As of October 30, 2010, we recorded an impairment loss of less than $1 million for one of the properties, which is reflected in (Loss) earnings from discontinued operations in our Condensed Consolidated Statements of Operations.

During the first quarter of fiscal 2010, we sold the property classified as held for sale to an unrelated third party for gross proceeds of approximately $1 million, which resulted in a loss of less than $1 million, and was recorded in Other operating expenses.

3. Discontinued operations

During the third quarter of fiscal 2010, we classified three owned properties as assets held for sale. We have reported the operating results for these properties as (Loss) earnings from discontinued operations in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. In addition, during the third quarter of fiscal 2010, we recorded an impairment loss of less than $1 million for one of the properties, which is reflected in the (Loss) earnings from discontinued operations.

The operating results of these three owned properties classified as discontinued operations through October 30, 2010 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009
Total revenues	$502	$507

(Loss) earnings from discontinued operations	$(487)	$342

	39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009
Total revenues	$1,493	$1,424

(Loss) earnings from discontinued operations	$(517)	$924

On July 9, 2009, we sold 11 owned properties and transferred the leasehold interest in 14 leased properties (collectively, the “Transferred Properties”) to Toys-Delaware for $124 million. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred out of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Condensed Consolidated Statement of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. We reported the operating results for the Transferred Properties as Earnings from discontinued operations in our Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 31, 2009.

The operating results of these 11 sold properties classified as discontinued operations through July 9, 2009 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 31, 2009. These amounts have been summarized below:

	39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009
Total revenues	$-	$10,554

Earnings from discontinued operations	$-	$3,621

4. Long-term debt

On July 9, 2009, we completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due fiscal 2017 (the “Notes”). The indenture governing the Notes contains covenants, including, among other things, covenants that restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments and create liens. The amount of our net assets that were subject to these restrictions was approximately $40 million and $62 million as of October 30, 2010 and January 30, 2010, respectively. The indenture governing the Notes also contains covenants that limit the ability of Toys “R” Us, Inc. (“TRU”) to cause or permit Toys-Delaware to incur indebtedness or make restricted payments.

On July 8, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Notes, we completed a registered exchange offer with respect to the Notes.

In accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate amount of approximately $25 million at par. The tender offer expired on July 26, 2010 with no holders opting to tender at that time.

As of October 30, 2010 and January 30, 2010, the carrying value of our debt was $928 million and $926 million, respectively, with fair values of approximately $1,083 million and $1,052 million, respectively. The fair values of our long-term debt are estimated using the quoted market prices for the same or similar issues.

5. Member’s capital (deficit)

Wayne Real Estate Holding Company, LLC, a direct wholly-owned subsidiary of TRU, is the direct owner of 100% of the limited liability company interest in us. We evaluate our cash balances on an ongoing basis to determine if we can distribute cash to our parent companies. From time to time a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU. During the thirty-nine weeks ended October 30, 2010, we made cash distributions of $33 million and $17 million in dividends and return of capital, respectively. During the thirty-nine weeks ended October 31, 2009, we made cash distributions of $27 million in dividends.

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

6. Related party transactions

Rental Revenues

Our rental revenue is derived from payments received under the master lease agreements we have entered into with Toys-Delaware. The master lease agreements require Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and we record such costs both as an expense and a tenant reimbursement. During the thirteen weeks ended October 30, 2010 and October 31, 2009, we earned related party Base rent revenues of approximately $60 million and $61 million, respectively. During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, we earned related party Base rent revenues of approximately $185 million and $179 million, respectively. In addition, under our leasing arrangements with Toys-Delaware, during the thirteen weeks ended October 30, 2010 and October 31, 2009, we recorded Tenant reimbursements of approximately $10 million and $11 million, respectively. During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, we recorded Tenant reimbursements of approximately $31 million and $34 million, respectively.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Service Agreement (“Service Agreement”). The costs are allocated based on a formula for each affiliate, as defined in the Service Agreement. During each of the thirteen week periods ended October 30, 2010 and October 31, 2009, the amount charged to us for these services was approximately $1 million, respectively. During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the amount charged to us for these services was approximately $4 million, respectively.

Transactions with the Sponsors

Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. Through July 9, 2009, the Sponsors and their affiliates had held debt issued by the Company. As a result of the completion of the offering of the Notes on July 9, 2009, the Sponsors and their affiliates no longer own a portion of such debt. The interest amounts paid on such debt held by related parties for the thirty-nine weeks ended October 31, 2009 was $2 million.

7. Due from affiliates, net

As of October 30, 2010 and January 30, 2010, Due from affiliates, net, of approximately $1 million and $2 million, respectively, primarily represents Base rents owed to us by Toys-Delaware.

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

Our Business

We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”). Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 358 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit number 99.1 to this report.

Results of Operations

Earnings from Continuing Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Earnings from continuing operations	$11,851	$13,317	$(1,466)	(11.0)%	$33,714	$41,985	$(8,271)	(19.7)%

Earnings from continuing operations decreased by $1.5 million, or 11.0%, to $11.8 million for the thirteen weeks ended October 30, 2010, compared to $13.3 million for the thirteen weeks ended October 31, 2009. Earnings from continuing operations decreased primarily due to an increase of $0.9 million in Depreciation expense and an increase of $0.5 million in Rental expense.

Earnings from continuing operations decreased by $8.3 million, or 19.7% to $33.7 million for the thirty-nine weeks ended October 30, 2010, compared to $42.0 million for the thirty-nine weeks ended October 31, 2009. Earnings from continuing operations decreased primarily due to an increase of $18.5 million in Interest expense and an increase of $3.2 million in Rental expense. These increases were partially offset by an increase of $12.8 million in Total revenues driven by an increase in Base rents.

Total Revenues

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Total revenues	$70,499	$71,461	$(962)	(1.3)%	$216,661	$203,886	$12,775	6.3%

Total revenues decreased by $1.0 million, or 1.3%, to $70.5 million for the thirteen weeks ended October 30, 2010, compared to $71.5 million for the thirteen weeks ended October 31, 2009. The decrease was primarily due to a reduction in Tenant reimbursements.

Total revenues increased by $12.8 million, or 6.3%, to $216.7 million for the thirty-nine weeks ended October 30, 2010, compared to $203.9 million for the thirty-nine weeks ended October 31, 2009. The increase was primarily due to the increase in Base rents as a result of the amendments in the TRU Propco I Master Lease on July 9, 2009, partially offset by a reduction in Tenant reimbursements.

Depreciation

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Depreciation	$8,525	$7,603	$922	12.1%	$28,026	$27,331	$695	2.5%

Depreciation increased by $0.9 million, or 12.1%, to $8.5 million for the thirteen weeks ended October 30, 2010, compared to $7.6 million for the thirteen weeks ended October 31, 2009, and increased by $0.7 million, or 2.5%, to $28.0 million for the thirty-nine weeks ended October 30, 2010, compared to $27.3 million for the thirty-nine weeks ended October 31, 2009.

Rental Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Rental expense	$12,447	$11,919	$528	4.4%	$38,999	$35,795	$3,204	9.0%

Rental expense increased by $0.5 million, or 4.4%, to $12.4 million for the thirteen weeks ended October 30, 2010, compared to $11.9 million for the thirteen weeks ended October 31, 2009, and increased by $3.2 million, or 9.0%, to $39.0 million for the thirty-nine weeks ended October 30, 2010, compared to $35.8 million for the thirty-nine weeks ended October 31, 2009. For the thirty-nine weeks, the increase was primarily due to a $2.5 million non-cash cumulative correction of prior period straight-line lease accounting.

Common Area Maintenance Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Common area maintenance expenses	$9,670	$10,521	$(851)	(8.1)%	$30,742	$31,985	$(1,243)	(3.9)%

Common area maintenance expenses decreased by $0.8 million, or 8.1%, to $9.7 million for the thirteen weeks ended October 30, 2010, compared to $10.5 million for the thirteen weeks ended October 31, 2009, and decreased by $1.2 million, or 3.9%, to $30.7 million for the thirty-nine weeks ended October 30, 2010, compared to $31.9 million for the thirty-nine weeks ended October 31, 2009. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Other operating expenses	$1,478	$1,608	$(130)	(8.1)%	$4,897	$5,055	$(158)	(3.1)%

Other operating expenses had nominal decreases for the thirteen and thirty-nine weeks ended October 30, 2010, compared to the same periods last year.

Interest Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Interest expense	$26,528	$26,493	$35	0.1%	$80,283	$61,735	$18,548	30.0%

Interest expense had a nominal increase for the thirteen weeks ended October 30, 2010, compared to the same period last year.

Interest expense increased by $18.5 million, or 30.0%, to $80.2 million for the thirty-nine weeks ended October 30, 2010, compared to $61.7 million for the thirty-nine weeks ended October 31, 2009. The increase was primarily due to higher effective interest rates related to the prior year issuance of 10.75% senior notes due fiscal 2017 (the “Notes”), partially offset by a lower average debt balance in the current year and the write-off of $7.9 million of deferred financing costs related to the unsecured credit agreement in the prior year.

(Loss) Earnings from Discontinued Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
(Loss) earnings from discontinued operations	$(487)	$342	$(829)	(242.4)%	$(517)	$4,545	$(5,062)	(111.4)%

Earnings from discontinued operations decreased by $0.8 million to a loss of $0.5 million for the thirteen weeks ended October 30, 2010, compared to earnings of $0.3 million for the thirteen weeks ended October 31, 2009. During the third quarter of fiscal 2010, we classified three owned properties as assets held for sale and recognized an impairment loss of $0.5 million as well as accelerated depreciation related to locations identified for disposal in fiscal 2010. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Earnings from discontinued operations decreased by $5.0 million to a loss of $0.5 million for the thirty-nine weeks ended October 30, 2010, compared to earnings of $4.5 million for the thirty-nine weeks ended October 31, 2009. The decrease is due to the operations of 11 sold properties and 14 transferred properties (collectively, the “Transferred Properties”) being included in our operating results for the thirty-nine weeks ended October 31, 2009, while the Transferred Properties are no longer included in the current year operating results as they were sold on July 9, 2009. In addition, during the third quarter of fiscal 2010, we classified three owned properties as assets held for sale and recognized an impairment loss of $0.5 million as well as accelerated depreciation related to locations identified for disposal in fiscal 2010. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources

Overview

As of October 30, 2010, we were in compliance with all of our covenants related to the Notes.

Our largest source of operating cash flows is cash collections from our lessees. In general, we utilize our cash to service debt, pay normal operating costs and, at the discretion of our board of directors and as permitted by the indenture governing the Notes, declare and pay dividends. From time to time a portion of our cash may also be used to tender a portion of the outstanding Notes as permitted by the indenture governing the Notes. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding the tender of the Notes. We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.

Cash Flows

	39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009	$ Change
Net cash provided by operating activities	$76,656	$87,164	$(10,508)
Net cash provided by investing activities	907	171,498	(170,591)
Net cash used in financing activities	(50,372)	(216,856)	166,484

Net increase in cash during period	$27,191	$41,806	$(14,615)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended October 30, 2010 was $76.7 million, a decrease of $10.5 million compared to the same period last year. The decrease in cash provided by operating activities was primarily due to higher effective interest rates, which resulted in a $26.2 million increase in interest payments made during the period, partially offset by a change in the timing of rental payments received from our tenant under the TRU Propco I Master Lease.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the thirty-nine weeks ended October 30, 2010 was $0.9 million, a decrease of $170.6 million compared to the same period last year. The decrease in net cash provided by investing activities was primarily due to the release of all restricted cash as a result of the repayment of the outstanding loan balance under our unsecured credit agreement on July 9, 2009, and prior year proceeds from the Transferred Properties.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the thirty-nine weeks ended October 30, 2010 was $50.4 million, a decrease of $166.5 million compared to the same period last year. The decrease in net cash used in financing activities was primarily due to the prior year repayment of our unsecured credit agreement of $1,300.0 million on July 9, 2009 and a decrease of $22.5 million in capitalized debt issuance costs. These were partially offset by additional borrowings of $925.3 million related to the Notes, a decrease in Contributions of $141.9 million, Amounts received in excess of carrying values of net assets sold of $65.7 million in the prior year period and an increase in Distributions of $23.1 million.

Debt

Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding the transaction described below.

On July 8, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Notes, we completed a registered exchange offer with respect to the Notes. Additionally, in accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate amount of approximately $25 million at par. The tender offer expired on July 26, 2010 with no holders opting to tender at that time.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010, for details on our contractual obligations and commitments.

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

Recently Adopted Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 did not have an impact on the Condensed Consolidated Financial Statements.

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

There has been no significant change in our exposure to market risk during the thirteen and thirty-nine weeks ended October 30, 2010. For a discussion of our exposure to market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 30, 2010 in our Amendment No. 3 to the registration statement under the Securities Act of 1933 which was filed on May 13, 2010.

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

We have evaluated, under the supervision and with the participation of our management, including our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.

Based on that evaluation, our principal executive and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.

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

TOYS “R” US PROPERTY COMPANY I, LLC (Registrant)

Date: December 14, 2010	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
President and Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of TRU 2005 RE Holding Co., I, LLC, changing its name from TRU 2005 RE Holding Co. I, LLC to Toys “R” Us Property Company I, LLC (filed as Exhibit 3.1 to the Registrant’s Form S-4 registration statement, filed on December 24, 2009 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Liability Company Agreement of Toys “R” Us Property Company I, LLC (filed as Exhibit 3.2 to the Registrant’s Form S-4 registration statement, filed on December 24, 2009 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on December 14, 2010 and incorporated herein by reference).