Form 10-K
period 2011-01-29
Toys R Us Property Co I, LLC
filed 2011-04-29
CIK 1474301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of April 28, 2011, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

Toys “R” Us Property Company I, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys “R” Us – Delaware, Inc.’s (“Toys-Delaware”) business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which Toys-Delaware conducts its business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and Toys “R” Us, Inc.’s (“TRU”) respective substantial level of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE

PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	(Removed and Reserved)	17

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	47

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions and Director Independence	48
Item 14.	Principal Accounting Fees and Services	52

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	52

SIGNATURES		53

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		54

INDEX TO EXHIBITS		55

PART I

ITEM 1.	BUSINESS

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2010 ended January 29, 2011; fiscal 2009 ended January 30, 2010; and fiscal 2008 ended January 31, 2009. References to fiscals 2010, 2009 and 2008 are to our fiscal years unless otherwise specified.

Our Business

We are a special purpose entity, owned indirectly by TRU and formed in September 2005. Our four wholly-owned subsidiaries own fee and leasehold interests in 357 properties in the United States (collectively, the “Properties” and each, a “Property”). Wayne Real Estate Company, LLC was formed on May 27, 2005 to hold the property of our headquarters located in Wayne, New Jersey. MAP Real Estate, LLC was formed on July 7, 2005 for the purposes of owning our properties located in Massachusetts, Ohio and Pennsylvania. TRU 2005 RE II Trust was formed on November 28, 2005 to hold our property located in Maryland. TRU 2005 RE I, LLC was formed on September 15, 2005 to own the remaining properties that did not fall within the categories of the other three subsidiaries.

We lease the Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the majority of the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For the financial statements for fiscal year ended January 29, 2011 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.

TRU, through its subsidiary Toys-Delaware, also operates other properties in which the fee and leasehold interests in such properties are owned by the following affiliated entities: MAP 2005 Real Estate, LLC, Toys “R” Us Property Company II, LLC (“Propco II”) and Toys-Delaware. TRU used various criteria to allocate its retail stores to us and our counterparts. Historically, TRU acquired and built stores at various subsidiaries of TRU based primarily on local tax considerations. In 2005, TRU allocated certain properties to various subsidiaries, including the entities that would eventually become Propco II and the Company, for the business purpose of facilitating certain financing arrangements obtained at that time.

As of January 29, 2011, we owned fee and leasehold interests in 357 properties domestically, which include the following:

•

235 traditional toy stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 7,000 square feet to boutique areas for juvenile (including baby) products (Babies “R” Us Express and Juvenile Expansion formats devote approximately an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•	66 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 4,000 to 5,000 square feet to traditional toy products;

•

52 side-by-side stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 20,000 to 30,000 square feet to traditional toy products and approximately 10,000 to 20,000 square feet to juvenile (including baby) products;

•	3 distribution centers, which range in size from approximately 600,000 to 1,000,000 square feet;

•	TRU’s headquarters in Wayne, NJ, which is approximately 585,000 square feet.

We believe that the Properties are desirable assets in key locations comprising many characteristics which are difficult to replicate, as they are generally located in proven retail corridors along major thoroughfares with good access, ample parking, frontage and visibility. The Properties are essential to the operations of Toys-Delaware, generating $2.9 billion of U.S. store revenues, which represented 36% of Toys-Delaware’s total U.S. store revenues for fiscal 2010. In the opinion of our management, the Properties are adequately covered by insurance.

The TRU Propco I Master Lease covers all of the Properties and is a triple-net lease requiring Toys-Delaware to pay all costs and expenses arising in connection with the ownership, operating, leasing, use, maintenance and repair of the Properties, including real estate taxes and assessments, utility charges, license and permit fees and insurance premiums, among other things. Each of the Properties covered by the TRU Propco I Master Lease requires the payment of a specific rent which will increase by 10% every five years during its 20-year term. The TRU Propco I Master Lease provides that it is a single and indivisible lease of all the Properties.

Geographic Distribution of Properties

The following table sets forth the locations of the Properties as of January 29, 2011:

Location	Number of Properties

Alabama	2
Alaska	1
Arizona	3
Arkansas	3
California	41
Colorado	4
Connecticut	4
Delaware	1
Florida	30
Georgia	17
Idaho	3
Illinois	15
Indiana	8
Iowa	3
Kansas	5
Kentucky	6
Louisiana	2
Maine	3
Maryland	8
Massachusetts	4
Michigan	20
Minnesota	8
Mississippi	3
Missouri	7
Montana	1
Nebraska	2
Nevada	3
New Hampshire	4
New Jersey	16
New Mexico	1
New York	20
North Carolina	4
North Dakota	1
Ohio	6
Oklahoma	1
Oregon	5
Pennsylvania	12
South Carolina	6
Tennessee	6
Texas	29
Utah	5
Vermont	1
Virginia	15
Washington	11
West Virginia	3
Wisconsin	4

Total(1)	357

(1)	Total includes three distribution centers located in California, Georgia and Maryland as well as TRU’s corporate headquarters located in Wayne, NJ.

The TRU Propco I Master Lease

The base rent to be paid by Toys-Delaware to the Company under the TRU Propco I Master Lease, effective July 9, 2009, increased to approximately $173 million per annum, net of rents due to third parties, subject to 10% increases on July 1, 2014, July 1, 2019 and July 1, 2024. The base rent will be reduced by the rent for Properties that are subject to ground or space leases that expire prior to June 30, 2029. The current base rent for these Properties was approximately $10 million per annum, only approximately $2 million of which relates to leases expiring prior to July 1, 2014 and an additional approximately $4 million of which relates to leases expiring between July 1, 2014 and June 30, 2019. For a more detailed description of the TRU Propco I Master Lease, see Note 4 to the Consolidated Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.

Leases with Third Parties — Company as Lessee

Substantially all of our leases with third parties where we are the lessee include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised by us under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Formation Documents

The Company and each of our wholly-owned subsidiaries (other than TRU 2005 RE II Trust) is a Delaware limited liability company. TRU 2005 RE II Trust is a Delaware statutory trust. The Company and each of our wholly-owned subsidiaries own no material assets other than the Properties and related assets. The sole equity member of the Company is Wayne Real Estate Holding Company, LLC.

The Company and our wholly-owned subsidiaries were organized solely to acquire, own, hold, sell, assign, transfer, operate, lease and otherwise deal with the Properties, and to exercise all powers enumerated in the Delaware Limited Liability Company Act (and in the case of TRU 2005 RE II Trust, the Delaware Statutory Trust Act) relating thereto. The Company and our wholly-owned subsidiaries are not permitted to own any asset or property other than their interest in the Properties or other properties and incidental personal property. The Company and our wholly-owned subsidiaries are not permitted to engage in any business other than the ownership, leasing, management and operation of the Properties or other properties. Further, subject to certain exceptions, the Company must maintain an arm’s length relationship with any affiliate, and not enter into or be a party to any transaction other than arm’s length transactions. In addition, the Company and our wholly-owned subsidiaries’ respective organizational documents place certain restrictions on the Company and our wholly-owned subsidiaries’ ability to institute bankruptcy proceedings, liquidate, dissolve, consolidate or merge. No assurance can be given that the Company or any wholly-owned subsidiary will not file for bankruptcy protection or that creditors of the Company or any wholly-owned subsidiary will not initiate a bankruptcy or similar proceeding against the Company or any wholly-owned subsidiary. See Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K for further details.

Employees

As of January 29, 2011, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco I Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.

Our executive officers, together with Toys-Delaware pursuant to a domestic services agreement, manages our day-to-day operations. Our day-to-day operations consist primarily of receipt of rent from Toys-Delaware, pursuant to the TRU Propco I Master Lease, and payment of interest to the note holders pursuant to the terms of the $950 million aggregate principal amount of 10.75% senior unsecured notes due fiscal 2017 (the “Notes”).

Certain members of Toys-Delaware’s management were involved in the negotiation of the TRU Propco I Master Lease on our behalf, and management believes these negotiations resulted in a lease that reflects arm’s length terms and conditions. Future amendments to the TRU Propco I Master Lease may be negotiated on our behalf by certain officers of Toys-Delaware who might perform similar functions on behalf of Toys-Delaware. In addition, certain officers of Toys-Delaware, some of whom might perform similar functions on behalf of Toys-Delaware, may have responsibility for determining whether Toys-Delaware is in compliance with the TRU Propco I Master Lease. Although certain conflicts of interest may arise, such as whether to require compliance with certain covenants under the TRU Propco I Master Lease, the Company believes that in light of the importance of the Properties to both Toys-Delaware and the Company and the mutuality of interest in preserving the value of the Properties, conflicts will be resolved in a manner consistent with an arm’s length transaction. In addition, the officers involved are fully aware of, and intend to fully comply with, the Company’s contractual obligations; which require, among other things, that the Company and Master Tenant deal with one another on an arm’s length basis.

There are certain members of Toys-Delaware management that are also involved in our management, and each of the Company, Toys-Delaware and their respective management teams are fully aware of their obligations under the TRU Propco I Master Lease and intend to comply with their contractual obligations. In the event of certain payment defaults by Toys-Delaware under the TRU Propco I Master Lease, the note holders would have the right to accelerate the debt. As a result, in case a conflict of interest were to arise, the Company and Toys-Delaware would have a common interest to resolve the conflict to avoid the acceleration of the debt.

Mortgage Limitations

We have not adopted formal policies with respect to investing in real estate or interests in real estate. While we have not adopted a formal policy in this regard, in the event that we elect to lease or purchase additional properties, our current preference would be to lease such property. We currently have no intent to transfer properties or acquire additional properties although we may be required to sell properties in certain circumstances. We have not adopted an internal policy on the number or amount of mortgages, if any, which may be placed on any one piece of property; however, limitations contained in our indenture or the credit facilities or indentures to which TRU is a party may restrict our ability to mortgage our property.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks described below and all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Relating to the Company

The only assets, and sole source of revenue, of the Company are the Properties and the TRU Propco I Master Lease. Additionally, the Properties and the TRU Propco I Master Lease provide the sole source of cash to make payments on the Notes.

The only assets of the Company are the Properties. The Company has no operations and generates substantially all of its revenues from payments made by Toys-Delaware pursuant to the terms of the TRU Propco I Master Lease. As discussed in more detail below under “— Risks Related to the Master Tenant’s and TRU’s Substantial Indebtedness,” Toys-Delaware is highly leveraged and will be required to devote a substantial portion of its cash flow to service its own debt. Absent continued payments from Toys-Delaware under the TRU Propco I Master Lease, the Company will rely solely on cash on hand and additional borrowings to make payments on the Notes.

Substantially all of our revenues are generated under the TRU Propco I Master Lease. Unexpected expenses, termination of the TRU Propco I Master Lease, sales of Properties under the TRU Propco I Master Lease or a bankruptcy of the Master Tenant could have a material impact on our financial condition.

The TRU Propco I Master Lease provides for significantly all of the revenue for the Company. While the TRU Propco I Master Lease is a triple-net lease whereby Toys-Delaware, as tenant, is obligated to pay most operating costs with respect to the Properties, if the Company has unexpected expenses not covered by the TRU Propco I Master Lease, the net cash flow of the Company could be adversely affected. Toys-Delaware’s failure to make payments under the TRU Propco I Master Lease would have a material adverse effect on our financial condition.

In addition to the risk that Toys-Delaware might fail to make payments under the TRU Propco I Master Lease, Toys-Delaware may fail to perform other obligations under the TRU Propco I Master Lease, including the obligations to pay real estate taxes on the Properties and the rent owed under any underlying ground leases or space leases, insure the Properties, maintain the Properties in good repair and condition and in compliance with laws, remediate any environmental problems at the Properties and restore any Property following a casualty or condemnation. The failure of Toys-Delaware to perform these obligations may have a material adverse effect on the value of the Properties and our financial condition.

Pursuant to the TRU Propco I Master Lease, Toys-Delaware has the option to declare properties “uneconomic” and request the removal of such properties from the TRU Propco I Master Lease. Upon such a request from Toys-Delaware, the Company must use reasonable good faith efforts to sell such properties. The sale of a substantial number of properties under the TRU Propco I Master Lease could have a material adverse effect on our cash flows. For a more detailed description of the TRU Propco I Master Lease, see Note 4 to the Consolidated Financial Statements entitled, “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.

Certain events may decrease cash available for payments on the Notes, as well as the value of the Properties. These events include, but are not limited to:

•	adverse changes in national or local economic and demographic conditions;

•	adverse changes in the financial condition of the Master Tenant;

•	inability to collect rent from the Master Tenant;

•	reductions in the level of demand for commercial space, and changes in the relative popularity of properties;

•	increases in the supply of or demand for commercial space in a particular area;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•

changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990;

•	property and casualty losses, some of which may be uninsured;

•	liens, encumbrances, zoning matters or other matters affecting title to or use of real estate;

•

asbestos/lead related liabilities and costs of containment or removal and other environmental hazards at the Properties for which we may be liable, including those created by prior owners or occupants, existing tenants, adjacent land or other parties; and

•

terrorist attacks which, among other things, could lead to damage to one or more of the Properties, result in higher costs for insurance premiums or diminished availability of insurance coverage for losses related to terrorist attacks.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in market rents or property values. If we cannot operate the Properties to meet our financial expectations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be adversely affected.

The Company and its subsidiaries lease, rather than own, a significant portion of the Properties and the leasing of Properties exposes us to possible liabilities and losses.

Of the 357 Properties we lease to Toys-Delaware, 182 are leased from third parties. Substantially all of these leases include options that allow us to renew or extend the lease term beyond the initial lease period at rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease. As a result, we may be committed to pay rents at above market rental rates for certain of the Properties now and in the future.

Of the 357 Properties we lease to Toys-Delaware, 113 are on land owned by a third party, where we have a leasehold interest via a ground lease. This means that while we have the right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such Properties, we will have no economic interest in the land or building at the expiration of the ground lease if not renewed or if it is terminated due to a breach by us. As a result, although we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with the underlying Property. Further, because we do not completely control the underlying land, the third party owners that lease this land to us could take certain actions to disrupt our rights in the Properties or Toys-Delaware’s operation of the Properties.

Six of the underlying space leases, after giving effect to our renewal options, expire prior to the maturity of the Notes. Pursuant to the TRU Propco I Master Lease, the total rent will be reduced upon a termination of the underlying lease.

The Properties are concentrated in certain states and a downturn in such states could have an adverse affect on us.

Toys-Delaware’s ability to make payments under the TRU Propco I Master Lease and the market value of the Properties could be adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond the control of the Company. The Properties are located in 46 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. A significant percentage of the Properties is located in California (41 Properties, or 11% of the Properties); Florida (30 Properties, or 8% of the Properties); Texas (29 Properties, or 8% of the Properties) and New York (20 Properties, or 6% of the Properties).

Insurance for the Properties may be inadequate to cover future losses.

The Properties are covered by insurance policies that also cover other TRU real estate, subject to self insurance retentions. These policies include property insurance with a per occurrence coverage limit of $600 million (which is less than the aggregate principal amount of the outstanding Notes). In the event that such policies are drawn on to cover losses on real estate other than the Properties, the amount of insurance coverage available under such policies would thereby be reduced and could be insufficient to cover the Properties’ insurable risks.

Additionally, there is a possibility of catastrophic loss with respect to each Property for which insurance proceeds may not be adequate (such as floods) or which may result from risks not covered by insurance. Also, certain of the Properties are located in states that have been historically at greater risk to acts of nature (such as earthquakes, hurricanes and floods). As with all real estate, if reconstruction, (for example, following fire or other casualty) or any major repair or improvement is required to a Property, changes in laws and governmental regulations may be applicable and may materially affect the cost to us or our ability to effect such reconstruction, major repair or improvement.

There can be no assurance that the amount of earthquake or flood or property insurance currently required or provided would be sufficient to cover damages caused by an earthquake or flood or other hazard, or that such insurance will be commercially available in the future.

Pursuant to the TRU Propco I Master Lease, we are entirely reliant on Toys-Delaware for providing and maintaining insurance. In addition to the risk that Toys-Delaware may fail to perform these obligations, the risks outlined above are also applicable to the insurance provided and maintained by Toys-Delaware.

We may be exposed to material environmental liabilities.

While we have established procedures to reduce the likelihood of incurring liabilities under applicable federal, state and local environmental laws, there may be material environmental liabilities of which we are unaware.

In addition, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us or that the current environmental condition of our owned or leased Properties will not be adversely affected by conditions at locations in the vicinity of the Properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

We are entirely reliant on Toys-Delaware pursuant to the TRU Propco I Master Lease for our compliance with environmental laws. In addition to the risk that Toys-Delaware may fail to effect such compliance, the risks outlined above in this section are also applicable to such compliance by Toys-Delaware.

We, Toys-Delaware or TRU may become subject to bankruptcy proceedings and in that event our respective rights and obligations may be subject to material modification.

We and our subsidiaries were formed with the intent that we be a bankruptcy remote entity so as to reduce the likelihood of a bankruptcy of us and our subsidiaries. Although such measures reduce the likelihood that we would incur obligations that would result in a bankruptcy, no assurance can be given that we will not file for bankruptcy protection (including in connection with the commencement of any bankruptcy proceedings of another TRU entity, or otherwise) or that our creditors will not initiate a bankruptcy or similar proceeding against us. Because we are the owner or lessee of the Properties, the possibility that we could become such a debtor is likely greater, from a theoretical standpoint, than an entity that merely owns financial assets, because, among other reasons, claims may arise against us from our ownership or operation of the Properties.

Delay in Payments. In the event that we were to become a debtor in a case (a “Bankruptcy Case”) seeking reorganization or other relief under Title 11 of the United States Code (the “Bankruptcy Code”), a delay and/or substantial reduction in payments under the Notes may occur.

Rejection of TRU Propco I Master Lease. If Toys-Delaware were to become a debtor in a Bankruptcy Case, a trustee in bankruptcy for Toys-Delaware (or Toys-Delaware as debtor-in-possession) would have the right, under the Bankruptcy Code, to reject or assume the TRU Propco I Master Lease. If the TRU Propco I Master Lease were so rejected, Toys-Delaware would be required to surrender the Properties to us and we would have a claim against Toys-Delaware limited to the lesser of (a) our actual damages (if any) as determined under applicable state law and (b) the rent required by the TRU Propco I Master Lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the TRU Propco I Master Lease. It is impossible to predict how such a claim would be treated in any Toys-Delaware Bankruptcy Case or when any distributions would be made thereon.

Recharacterization of TRU Propco I Master Lease as financing. The foregoing assumes that the TRU Propco I Master Lease would be treated in bankruptcy as a lease, and not as a financing. While the matter is not free from doubt, we believe that if the issue was properly presented to a court and the court interpreted the relevant law on a basis consistent with the existing legal precedents, the court would hold that the TRU Propco I Master Lease constitutes a true lease. If the TRU Propco I Master Lease were treated as a financing by a bankruptcy court, however, we and Toys-Delaware would have the rights and obligations of, respectively, a creditor and debtor, rather than a landlord and tenant. It is difficult to predict fully the consequences that would result from this recharacterization, but they would include the potential of a non-consensual restructuring of Toys-Delaware’s obligations to us (a “cram-down”); the absence of any requirement on the part of Toys-Delaware to accept or reject the TRU Propco I Master Lease and therefore to surrender the Properties in the event of a rejection; the elimination of Toys-Delaware’s obligation to either (i) pay, during the bankruptcy proceeding and prior to a TRU Propco I Master Lease rejection, as an administrative expense, the rents payable under the TRU Propco I Master Lease; or (ii) cure any outstanding monetary defaults prior to any assumption of the TRU Propco I Master Lease and the obligation to repay to Toys-Delaware for the benefit of its estate in bankruptcy payments made to us by Toys-Delaware under the TRU Propco I Master Lease during the one-year preference period prior to the commencement of the Bankruptcy Case.

Pari Passu treatment of claims. Regardless whether the TRU Propco I Master Lease were characterized as a true lease or as a financing by a bankruptcy court, any claim for damages against Toys-Delaware under the TRU Propco I Master Lease by us (to the extent allowed as discussed above) would be payable only out of the assets of Toys-Delaware available for such payment. Any such claim would rank pari passu with all unsecured general obligations of Toys-Delaware.

Severability of TRU Propco I Master Lease. Although the TRU Propco I Master Lease expresses the intention of the parties thereto that the TRU Propco I Master Lease constitutes a single, integrated lease for all of the Properties, there can be no assurance that a bankruptcy court would not permit a trustee in bankruptcy for Toys-Delaware (or Toys-Delaware as debtor-in-possession) to assume the TRU Propco I Master Lease only with respect to certain Properties and reject the TRU Propco I Master Lease with respect to other Properties. In that case, we would be entitled to lease rejection damages (limited as described above) but not rent and other rights to payment under the TRU Propco I Master Lease with respect to those Properties for which the TRU Propco I Master Lease was rejected and the surrender of only such Properties. Toys-Delaware would be entitled to remain in possession of those Properties for which the TRU Propco I Master Lease was assumed, or might be authorized to assign the TRU Propco I Master Lease with respect to some or all of those Properties to one or more other parties who will assume the TRU Propco I Master Lease with respect to those Properties, provided that all existing defaults under the TRU Propco I Master Lease with respect to such Properties are cured and we are provided with “adequate assurance” (as determined by the bankruptcy court) of future performance by the tenant of its obligations under the TRU Propco I Master Lease with respect to such Properties. In addition, we may determine that agreeing to a modification of the TRU Propco I Master Lease in a Toys-Delaware bankruptcy proceeding would be better for us than a rejection of the TRU Propco I Master Lease in its entirety by Toys-Delaware followed by a liquidation of Toys-Delaware.

No covenant to operate. Toys-Delaware is not required under the TRU Propco I Master Lease to operate any of the Properties as Toys “R” Us or Babies “R” Us stores and is permitted to sublease Properties. As a consequence, Properties in which Toys-Delaware is not operating may be maintained to a lesser standard than those in which it is operating, and, in the event of a Bankruptcy Case involving Toys-Delaware, Toys-Delaware may be more inclined to reject the TRU Propco I Master Lease with respect to such Properties, assuming the TRU Propco I Master Lease is not held to be indivisible, or reject the TRU Propco I Master Lease in its entirety assuming the TRU Propco I Master Lease is held to be indivisible, if the number of such Properties is substantial.

Ineffectiveness of bankruptcy-remoteness; consolidation with TRU or Toys-Delaware; fraudulent conveyance. The Company has taken steps that are intended to ensure that the voluntary or involuntary application for relief by TRU or Toys-Delaware under the Bankruptcy Code will not result in the consolidation of the assets and liabilities of the Company and its subsidiaries with those of TRU or Toys-Delaware or their subsidiaries (other than the Company and its subsidiaries). These steps include the maintenance of its own books and records and the requirement that all transactions between the Company, on the one hand, and TRU or Toys-Delaware, on the other hand, and their respective affiliates will be on an arm’s-length basis. In the event, however, that we, Toys-Delaware or TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in a bankruptcy of the debtor might request a court to order our assets and liabilities be consolidated with our, Toys-Delaware’s or TRU’s assets (including its properties), as the case may be, for the satisfaction of claims of creditors of the debtor. If our assets and liabilities were consolidated with Toys-Delaware, the TRU Propco I Master Lease would be eliminated. Alternatively, any such party may seek to avoid any part of the 2005 financing transactions as a fraudulent transfer. In addition, any claim described herein against the bankruptcy estate of the Company, Toys-Delaware or TRU would be an unsecured claim against such bankruptcy estate and, as such, full recovery may be unlikely and the extent to which such claim would be paid, and the form and timing of such payment, is uncertain. As a result, under such circumstances, the amount and timing of distributions on the Notes would be adversely affected.

The Company has two independent members whose approval is required as a condition to the Company’s commencement of a Bankruptcy Case with respect to itself. That requirement will not prevent the commencement of such a Bankruptcy Case (including, in connection with the commencement of any Bankruptcy Case of another TRU entity, or otherwise).

Risks Relating to the Master Tenant’s Business

Toys-Delaware’s business is highly seasonal, and its financial performance depends on the results of the fourth quarter of each fiscal year and, as a result, its operating results could be materially adversely affected if it achieves less than satisfactory sales prior to or during the holiday season.

Toys-Delaware’s business is highly seasonal. During fiscals 2010, 2009 and 2008 approximately 43%, 43% and 40%, respectively, of Toys-Delaware’s Total revenues were generated in the fourth quarter. It is typically the case that Toys-Delaware incurs net losses in each of the first three quarters of the year, with a substantial portion of its cash flows from operations being generated in the fourth quarter. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. In addition, its results in any given period may be affected by the dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.

Toys-Delaware’s industry is highly competitive and competitive conditions may adversely affect its revenues and overall profitability.

The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, Toys-Delaware competes with discount and mass merchandisers such as Wal-Mart and Target, electronic retailers, national and regional specialty chains, as well as local retailers in the geographic areas Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, department stores, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Toys-Delaware may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact its own e-commerce business, and as they may impact the operating results and investment values of its existing physical stores. Competition is principally based on product variety, quality and availability, price, convenience or store location, advertising, promotion, customer support and service. Toys- Delaware believes that some of its competitors in the toys market and juvenile products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.

Much of the merchandise Toys-Delaware sells is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Toys-Delaware’s business is vulnerable to shifts in demand and pricing, as well as consumer preferences. Competition in the video game market has increased in recent years as mass merchandisers have expanded their offerings in this market, and as alternative sales channels (such as the Internet) have grown in importance.

The baby registry market is highly competitive, with competition based on convenience, quality and selection of merchandise offerings and functionality. Toys-Delaware’s baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of Toys-Delaware’s competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. Within the past few years, the number of multiple registries and online registries has steadily increased. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for Toys-Delaware’s baby registry.

If Toys-Delaware fails to compete successfully, Toys-Delaware could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.

Toys-Delaware’s sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.

Many economic and other factors outside Toys-Delaware’s control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on Toys-Delaware’s financial performance and position in future fiscal periods.

Toys-Delaware’s operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If its lenders are unable to fund borrowings under their credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business.

Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. For fiscal 2010, peak borrowings under our revolving credit facility amounted to $590 million. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While we believe Toys-Delaware currently has adequate sources of funds to provide for its ongoing operations and capital requirements for the next 12 months, any inability to have future access to financing, when needed, would have a negative effect on its business.

A loss of, or reduction in, trade credit from Toys-Delaware’s vendors could reduce its liquidity, increase its working capital needs and/or limit its ability to purchase products.

Trade credit from Toys-Delaware’s vendors is an important source of financing for the acquisition of the inventory Toys-Delaware sells in its stores. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on Toys-Delaware’s inventory levels and operating cash flow and negatively impact its liquidity. Toys-Delaware’s vendors may seek credit insurance to protect against non-payment of amounts due to them. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to Toys-Delaware. Any adverse changes in Toys-Delaware’s trade credit for these or other reasons could increase the costs to Toys-Delaware of financing its inventory or negatively impact its ability to deliver products to its customers, which could in turn negatively affect Toys-Delaware’s financial performance.

Toys-Delaware may not retain or attract customers if Toys-Delaware fails to successfully implement its strategic initiatives, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

Toys-Delaware continues to implement a series of customer-oriented strategic programs designed to differentiate and strengthen its core merchandise content and service levels and to expand and enhance its merchandise offerings. Toys-Delaware seeks to improve the effectiveness of its marketing and advertising programs for its “R” Us stores and on-line business. The success of these and other initiatives will depend on various factors, including the implementation of its growth strategy, the appeal of its store formats, its ability to offer new products to customers, its financial condition, its ability to respond to changing consumer preferences and competitive and economic conditions. Toys-Delaware continuously endeavors to minimize its operating expenses, without adversely affecting the profitability of the business. If it fails to implement successfully some or all of its strategic initiatives, it may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

If Toys-Delaware cannot implement its juvenile integration strategy or open new stores, its future growth will be adversely affected.

Toys-Delaware’s growth is dependent on both increases in sales in existing stores and the ability to successfully implement its juvenile integration strategy and open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Toys-Delaware’s ability to successfully implement its juvenile integration strategy in a timely and cost effective manner or open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond Toys-Delaware’s control:

•	the availability of attractive store locations and the ability to accurately assess the demographic or retail environment and customer demand at a given location;

•	the ability to negotiate favorable lease terms and obtain the necessary permits and zoning approvals;

•	the absence of occupancy delays;

•	the ability to construct, furnish and supply a store in a timely and cost effective manner;

•	the ability to hire and train new personnel, especially store managers, in a cost effective manner;

•	costs of integration, which may be higher than anticipated;

•	general economic conditions; and

•	the availability of sufficient funds for the expansion.

Delays or failures in successfully implementing its juvenile integration strategy and opening new stores, or achieving lower than expected sales in integrated or new stores, or drawing a greater than expected proportion of sales in integrated or new stores from existing stores, could materially adversely affect Toys-Delaware’s growth and/or profitability. In addition, Toys-Delaware may not be able to anticipate all of the challenges imposed by the expansion of its operations and, as a result, may not meet its targets for integrating, opening new stores or relocating stores or expanding profitably.

Some of Toys-Delaware’s new stores may be located in areas where it has little or no meaningful experience. Those markets may have different market conditions, consumer preferences and discretionary spending patterns than Toys-Delaware’s existing markets, which may cause its new stores to be less successful than stores in its existing markets. Other new stores may be located in areas where Toys-Delaware has existing stores. Although Toys-Delaware has experience in these markets, increasing the number of locations may result in unanticipated over-saturation of markets and temporarily or permanently divert customers and sales from its existing stores, thereby adversely affecting Toys-Delaware’s overall financial performance.

Toys-Delaware’s sales may be adversely affected if it fails to respond to changes in consumer preferences in a timely manner.

Toys-Delaware’s financial performance depends on its ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Its products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Its business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If it overestimates the market for its products, it may be faced with significant excess inventories, which could result in increased expenses and reduced margins associated with having to liquidate obsolete inventory at lower prices. Conversely, if it underestimates the market for its products, Toys-Delaware will miss opportunities for increased sales and profits, which would place it at a competitive disadvantage.

Sales of video games and video game systems tend to be cyclical, which may result in fluctuations in Toys-Delaware’s results of operations, and may be adversely affected if products are sold through alternative channels.

Sales of video games and video game systems, which have accounted for 9%, 10% and 13% of Toys-Delaware’s annual Total revenues for fiscals 2010, 2009 and 2008, respectively, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on Toys-Delaware’s sales and profits trends. Additionally, if video game systems manufacturers fail to develop new hardware systems, or if new video products are sold in channels other than traditional retail stores, including through direct online distribution to customers, Toys-Delaware’s sales of video game products could decline, which would negatively impact its financial performance.

The success and expansion of Toys-Delaware’s on-line business depends on its ability to provide quality service to its Internet customers and if it is not able to provide such services, Toys-Delaware’s future growth will be adversely affected.

Toys-Delaware’s Internet operations are subject to a number of risks and uncertainties which are beyond its control, including the following:

•	changes in consumer willingness to purchase goods via the Internet;

•

increases in software filters that may inhibit Toys-Delaware’s ability to market its products through e-mail messages to Toys-Delaware’s customers and increases in consumer privacy concerns relating to the Internet;

•	changes in technology;

•

changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and similar types of international laws;

•	breaches of Internet security;

•	failure of Toys-Delaware’s Internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in Toys-Delaware’s Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by Toys-Delaware to process on-line customer orders properly and on time, which may negatively impact future on-line and in-store purchases by such customers; and

•	failure by Toys-Delaware’s service provider to provide warehousing and fulfillment services, which may negatively impact future on-line and in-store purchases by customers.

If Toys-Delaware is not able to provide satisfactory service to its Internet customers, its future growth will be adversely affected. Further, Toys-Delaware may be vulnerable to the special competitive pressures from the growing e-commerce activity in its market, both as they may impact its own e-commerce business, and as they may impact the operating results and investment values of its existing physical stores.

Toys-Delaware depends on key vendors to supply the merchandise that it sells to its customers and its vendors’ failure to supply quality merchandise in a timely manner may damage its reputation and brands and harm its business.

Toys-Delaware’s performance depends, in part, on its ability to purchase its merchandise in sufficient quantities at competitive prices. Toys-Delaware purchases its merchandise from numerous international and domestic manufacturers and importers. Toys-Delaware has no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to it or discontinue selling to it at any time. Toys-Delaware may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to it in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of its merchandise.

As of fiscal 2010, Toys-Delaware had approximately 1,900 active vendor relationships through which it procures the merchandise that it offers to its guests. For fiscal 2010, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in U.S. dollars, represented approximately 45% of the total products it purchased. Toys-Delaware’s inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.

In addition, Toys-Delaware’s vendors are subject to certain risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit its vendors’ ability to provide Toys-Delaware with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable.

For these or other reasons, one or more of Toys-Delaware’s vendors might not adhere to its quality control standards, and Toys-Delaware might not identify the deficiency before merchandise ships to its stores or customers. In addition, Toys-Delaware’s vendors may have difficulty adjusting to its changing demands and growing business. Toys-Delaware’s vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage Toys-Delaware’s reputation and brands, and could lead to an increase in customer litigation against Toys-Delaware and an attendant increase in Toys-Delaware’s routine and non-routine litigation costs. Further, any merchandise that does not meet Toys-Delaware’s quality standards could become subject to a recall, which could damage Toys-Delaware’s reputation and brands and harm Toys-Delaware’s business.

If Toys-Delaware’s vendors fail to provide promotional support consistent with past levels, Toys-Delaware’s sales, earnings and cash flow could be adversely affected.

Toys-Delaware’s vendors typically provide it with promotional support for the sale of their products in Toys-Delaware’s store and on Toys-Delaware’s website. Toys-Delaware also receives allowances for volume-related purchases. As part of this support, Toys-Delaware receives allowances, payments and credits from the vendors which reduces its cost of goods sold, supports the promotion and merchandising of the products Toys-Delaware sells and drives sales at its stores and on its website. We cannot assure you that vendors will continue to provide Toys-Delaware with this support consistent with past levels. If Toys-Delaware’s vendors fail to do so, its sales, earnings and cash flow could be adversely affected.

The decrease of birth rates in countries where Toys-Delaware operates could negatively affect its business.

Most of Toys-Delaware’s end-customers are newborns and children and, as a result, its revenues are dependent on the birth rates in countries where it operates. In recent years, many countries have experienced a sharp drop in birth rates as their population ages and education and income levels increase. A continued and significant decline in the number of newborns and children could have a material adverse effect on Toys-Delaware’s operating results.

If current store locations become unattractive, and attractive new locations are not available for a reasonable price, Toys-Delaware’s ability to implement its growth strategy will be adversely affected.

The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in these locations. If Toys-Delaware cannot obtain desirable locations at reasonable prices, its ability to implement its growth strategy will be adversely affected.

Toys-Delaware has substantial obligations under long-term leases that could adversely affect its financial condition and prevent it from fulfilling its obligations.

As of January 29, 2011, Toys-Delaware leased 804 of its properties pursuant to long-term space and ground leases, 357 (including three distribution centers and its headquarters) and 40 (including one distribution center) of which are leased from the Company and MAP 2005 Real Estate, LLC, respectively. Total third party rent expense, net of sublease income, was $192 million, $152 million and $135 million in fiscals 2010, 2009 and 2008, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $264 million, $258 million and $253 million for fiscals 2010, 2009 and 2008, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its debt instruments, the TRU Propco I Master Lease and/or other obligations.”

If Toys-Delaware is unable to renew or replace its current store leases or if it is unable to enter into leases for additional stores on favorable terms, or if one or more of its current leases are terminated prior to expiration of their stated term and it cannot find suitable alternate locations, Toys-Delaware’s growth and profitability could be negatively impacted.

Toys-Delaware currently leases the majority of its stores, including those leased to it by the Company. Most of its current leases provide for its unilateral option to renew for several additional rental periods at specific rental rates. Toys-Delaware’s ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and its ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and Toys-Delaware’s relationships with current and prospective landlords or may depend on other factors that are not within Toys-Delaware’s control. Any or all of these factors and conditions could negatively impact Toys-Delaware’s growth and profitability.

Toys-Delaware’s business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on its business, financial condition and results of operations.

Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In fiscal years 2010, 2009 and 2008, 9%, 8% and 8% of Toys-Delaware’s Total revenues, respectively, were completed in a currency other than the U.S. dollar. In fiscal 2010, Toys-Delaware’s reported operating earnings would have decreased or increased approximately $10 million if the related foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.

Toys-Delaware enters into foreign exchange agreements from time to time with financial institutions to reduce its exposure to fluctuations in currency exchange rates referred to as hedging activities. However, these hedging activities may not eliminate foreign currency risk entirely and involve costs and risks of their own. Although Toys-Delaware hedges some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations may have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.

Toys-Delaware’s results may be adversely affected by fluctuations in raw material and energy costs.

Toys-Delaware’s results may be affected by the prices of the components and raw materials used in the manufacture of its toys and juvenile products. These prices may fluctuate based on a number of factors beyond Toys-Delaware’s control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in Toys-Delaware’s transportation costs for distribution, utility costs for its retail stores and overall costs to purchase products from its vendors.

Toys-Delaware may not be able to adjust the prices of its products, especially in the short-term, to recover these cost increases in raw materials and energy. A continual rise in raw material and energy costs could adversely affect consumer spending and demand for Toys-Delaware’s products and increase its operating costs, both of which could have a material adverse effect on its financial condition and results of operations.

A significant disruption to Toys-Delaware’s distribution network or to the timely receipt of inventory could adversely impact sales or increase its transportation costs, which would decrease its profits.

Toys-Delaware relies on its ability to replenish depleted inventory in its stores through deliveries to its distribution centers from vendors and then from the distribution centers or direct ship vendors to its stores by various means of transportation, including shipments by sea, rail, air and truck. Unexpected delays in those deliveries or increases in transportation costs (including from increased fuel costs) could significantly decrease its ability to make sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect its business.

Product safety issues, including product recalls, could harm Toys-Delaware’s reputation, divert resources, reduce sales and increase costs.

The products Toys-Delaware sells in its stores are subject to regulation by the Consumer Product Safety Commission and similar U.S. state, Canadian and other international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Product safety concerns may require Toys-Delaware to voluntarily remove selected products from its stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to Toys-Delaware’s reputation and increased customer service costs, which could have a material adverse effect on Toys-Delaware’s financial condition.

Toys-Delaware’s business exposes it to personal injury and product liability claims which could result in adverse publicity and harm to its brands and its results of operations.

Toys-Delaware is from time to time subject to claims due to the injury of an individual in its stores or on its property. In addition, Toys-Delaware has in the past been subject to product liability claims for the products that it sells. Subject to certain exceptions, Toys-Delaware’s purchase orders generally require the manufacturer to indemnify it against any product liability claims; however, if the manufacturer does not have insurance or becomes insolvent, there is a risk that Toys-Delaware would not be indemnified. Any personal injury or product claim made against Toys-Delaware, whether or not it has merit, could be time consuming and costly to defend, result in adverse publicity, or damage to Toys-Delaware’s reputation, and have an adverse effect on Toys-Delaware’s results of operations.

Adverse litigation judgments or settlements resulting from legal proceedings in which Toys-Delaware may be involved could expose it to monetary damages or limit its ability to operate its business.

Toys-Delaware is involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, shareholders, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against Toys-Delaware, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to Toys-Delaware, there could be a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.

Toys-Delaware is subject to certain regulatory and legal requirements. If it fails to comply with regulatory or legal requirements, its business and financial results may be adversely affected.

Toys-Delaware is subject to numerous regulatory and legal requirements. Its policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission, the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (“SEC”). In addition, its business activities require it to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Failure to comply with such laws and regulations could adversely affect its operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm its business.

Toys-Delaware’s business operations could be disrupted if its information technology systems fail to perform adequately or Toys-Delaware is unable to protect the integrity and security of its customers’ information.

Toys-Delaware depends largely upon its information technology systems in the conduct of all aspects of its operations. If Toys-Delaware’s information technology systems fail to perform as anticipated, Toys-Delaware could experience difficulties in virtually any areas of its operations, including but not limited to replenishing inventories or in delivering its products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, adversely affect Toys-Delaware’s sales and profitability.

Additionally, a compromise of Toys-Delaware’s security systems (or a design flaw in its system environment) could result in unauthorized access to certain personal information about Toys-Delaware’s customers (including credit card information) which could adversely affect its reputation with its customers and others, as well as its operations, and could result in litigation against it or the imposition of penalties. In addition, a security breach could require that it expend significant additional resources related to Toys-Delaware’s information security systems.

Natural disasters, inclement weather, pandemic outbreaks, terrorist acts or disruptive global political events could cause permanent or temporary distribution center or store closures, impair Toys-Delaware’s ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect Toys-Delaware’s financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornados and volcano eruptions, or inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures, or the occurrence of pandemic outbreaks, labor strikes, work stoppages, terrorist acts or disruptive global political events, such as civil unrest in countries in which Toys-Delaware’s suppliers are located, or similar disruptions could adversely affect Toys-Delaware’s operations and financial performance. To the extent these events impact one or more of Toys-Delaware’s key vendors or result in the closure of one or more of its distribution centers or a significant number of stores, Toys-Delaware’s operations and financial performance could be materially adversely affected through an inability to make deliveries to its stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendor, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to Toys-Delaware’s distribution centers or stores, the temporary reduction in the availability of products in its stores and disruption to its information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Toys-Delaware’s results of operations could suffer if it loses key management or is unable to attract and retain experienced senior management for its business.

Toys-Delaware’s future success depends to a significant degree on the skills, experience and efforts of its senior management team. The loss of services of any of these individuals, or the inability by Toys-Delaware to attract and retain qualified individuals for key management positions, could harm Toys-Delaware’s business and financial performance.

International events could delay or prevent the delivery of products to Toys-Delaware’s stores, which could negatively affect its sales and profitability.

A significant portion of products sold by Toys-Delaware are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including labor strikes, work stoppages, boycotts, safety issues on materials, the imposition of trade restrictions in the form of tariffs, embargoes or export controls, “antidumping” duties, port security or other events that could slow port activities, could increase the cost and reduce the supply of products available to Toys-Delaware. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although Toys-Delaware attempts to anticipate and manage such situations, both Toys-Delaware’s sales and profitability could be adversely impacted by any such developments in the future. These and other international events could negatively affect Toys-Delaware’s sales and profitability.

Toys-Delaware may experience fluctuations in its tax obligations and effective tax rate, which could materially and adversely affect its results of operations.

Toys-Delaware is subject to income taxes in the United States, Puerto Rico and Canada. Toys-Delaware records tax expense based on current tax payments and its estimates of future tax payments, which include reserves for estimates of probable settlements of tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, Toys-Delaware expects that throughout the year there could be ongoing variability in its quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, Toys-Delaware’s effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations. Fluctuations in Toys-Delaware’s tax obligations and effective tax rate could materially and adversely affect its results of operations.

Changes to accounting rules or regulations may adversely affect Toys-Delaware’s results of operations.

Changes to existing accounting rules or regulations may impact Toys-Delaware’s future results of operations or cause the perception that Toys-Delaware is more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, the SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of accounting principles generally accepted in the United States (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”). The SEC has indicated that it will decide in 2011 whether IFRS will be required for issuers in the United States. Additionally, the Financial Accounting Standards Board (“FASB”) is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. For instance, the FASB and IASB have issued an exposure draft that would require Toys-Delaware to record lease obligations on its balance sheet and make other changes to its financial statements. These and other future changes to accounting rules or regulations may materially adversely affect Toys-Delaware’s results of operations and financial position.

Toys-Delaware’s total assets include goodwill and substantial amounts of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than its current estimates at certain store locations, may cause Toys-Delaware to incur impairment charges that could adversely affect its results of operations.

Toys-Delaware’s total assets include goodwill and substantial amounts of property and equipment. Toys-Delaware makes certain estimates and projections in connection with impairment analyses for these assets, in accordance with FASB Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). Toys-Delaware also reviews the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. Toys-Delaware will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require Toys-Delaware to make a number of estimates and projections of future results. If these estimates or projections change, Toys-Delaware may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, Toys-Delaware’s results of operations would be adversely affected.

Toys-Delaware may from time to time pursue acquisitions, which could have an adverse impact on its business, as could the integration of the businesses following acquisition.

Toys-Delaware may from time to time acquire complementary companies or businesses. Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with Toys-Delaware, which may result in the diversion of its capital and its management’s attention from other business issues and opportunities. Toys-Delaware may not be able to successfully integrate operations that it acquires, including their personnel, technology, financial systems, distribution and general business operations and procedures. Toys-Delaware cannot assure you that any acquisition it makes will be successful and its operating results may be adversely impacted by the integration of a new business and its financial results.

An investment group led by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) control Toys-Delaware and may have conflicts of interest with it in the future.

Investment funds or groups advised by or affiliated with the Sponsors currently indirectly control Toys-Delaware through their ownership of approximately 98.1% of TRU’s voting common stock. As a result, the Sponsors have control over Toys-Delaware’s decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to Toys-Delaware as a company.

The Sponsors may direct Toys-Delaware to make significant changes to its business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, sales of real estate and other assets, employee headcount levels and initiatives to reduce costs and expenses. We cannot provide assurance that Toys-Delaware’s future business operations will remain broadly in line with its existing operations or that significant real estate and other assets will not be sold.

The Sponsors are also in the business of making investments for their own accounts in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Toys-Delaware. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to Toys-Delaware’s business and, as a result, those acquisition opportunities may not be available to Toys-Delaware. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of TRU’s common stock, the Sponsors will continue to be able to strongly influence or effectively control TRU’s and, accordingly, Toys-Delaware’s decisions.

Risks Related to the Master Tenant’s and TRU’s Substantial Indebtedness

Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its debt instruments, the TRU Propco I Master Lease and/or other obligations.

Toys-Delaware is highly leveraged. As of January 29, 2011, Toys-Delaware’s total indebtedness was $1.9 billion, substantially all of which was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

•	increasing its vulnerability to general economic and industry conditions;

•

requiring a substantial portion of its cash flows from operating activities to be dedicated to the payment of principal and interest on its indebtedness, and as a result, reducing its ability to use its cash flows to fund its operations and capital expenditures, capitalize on future business opportunities, expand its business and execute its strategy;

•

increasing the difficulty for it to make scheduled payments on its outstanding debt and other obligations, including the TRU Propco I Master Lease, as its business may not be able to generate sufficient cash flows from operating activities to meet its obligations;

•	exposing it to the risk of increased interest expense due to changes in borrowing spreads and short-term interest rates;

•	causing it to make non-strategic divestitures;

•	limiting its ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate or other purposes; and

•	limiting its ability to adjust to changing market conditions and reacting to competitive pressure, placing it at a competitive disadvantage compared to its competitors who are less leveraged.

Toys-Delaware may be able to incur additional indebtedness in the future, including under its current secured revolving credit agreement, subject to the restrictions contained in its debt instruments. If new indebtedness is added to its current debt levels, the related risks that it now faces could intensify.

Toys-Delaware may not be able to generate sufficient cash to service all of its indebtedness and/or its obligations under the TRU Propco I Master Lease and may not be able to refinance its indebtedness on favorable terms. If it is unable to do so, it may be forced to take other actions to satisfy its obligations under its indebtedness, its obligations under the TRU Propco I Master Lease and/or other obligations, which may not be successful.

Toys-Delaware’s ability to make scheduled payments on or to refinance its debt obligations depends on its financial condition and operating performance, its lenders’ financial stability, which are subject to prevailing global economic and market conditions and to certain financial, business and other factors beyond its control. Even if it were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of its existing indebtedness.

If Toys-Delaware’s cash flows and capital resources are insufficient to fund its debt service obligations or it is unable to refinance its indebtedness, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure its indebtedness. These alternative measures may not be successful and may not permit it to meet its scheduled debt service obligations. If Toys-Delaware’s operating results and available cash are insufficient to meet its debt service obligations, it could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. Toys-Delaware may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. Additionally, in the event of such liquidity problems, Toys-Delaware may become unable to meet its obligations under the TRU Propco I Master Lease which may impact the Company’s cash flow and consequently, the Company’s ability to meet its obligations under the Notes. If Toys-Delaware was unable to repay amounts when due, the lenders could proceed against the collateral granted to them to secure that indebtedness.

Toys-Delaware’s debt agreements contain covenants that limit its flexibility in operating its business.

The agreements governing Toys-Delaware’s indebtedness contain various covenants that limit its ability to engage in specified types of transactions, and may adversely affect its ability to operate its business. Among other things, these covenants limit Toys-Delaware’s and its subsidiaries’ ability to:

•	incur certain additional indebtedness;

•	transfer money between Toys-Delaware and its various subsidiaries;

•	pay dividends on, repurchase or make distributions with respect to its or its subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	enter into certain transactions with its affiliates; and

•	amend certain documents.

A breach of any of these covenants could result in default under one or more of Toys-Delaware’s debt agreements, which could prompt the lenders to declare all amounts outstanding under one or more of the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If Toys-Delaware were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, Toys-Delaware may not have sufficient assets and funds to repay the borrowings under its debt agreements or meets its obligations under the TRU Propco I Master Lease.

TRU is highly leveraged and needs to refinance portions of its debt in the next two years, which refinancing may not be available.

As of January 29, 2011, total indebtedness of TRU and its subsidiaries (including the Company) was $5.3 billion, of which $2.8 billion was secured indebtedness and $2.0 billion of which matures before the end of fiscal 2013. TRU’s existing cash balances and cash flows from operating activities may not be sufficient to fund its projected cash needs. TRU may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund TRU’s cash needs or to refinance or otherwise fund the repayment of its maturing debt could adversely affect its financial condition, results of operations and ability to make payments on its debt. While TRU is not obligated to make payments under the TRU Propco I Master Lease or the Notes, in the event that TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in such bankruptcy might request a court to order TRU’s assets and liabilities be consolidated with ours or Toys-Delaware’s (including its properties) for the satisfaction of claims of creditors of TRU. We, Toys-Delaware or TRU may become subject to bankruptcy proceedings and in that event our respective rights and obligations may be subject to material modification.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following summarizes our properties as of January 29, 2011:

Ownership	Total Number of Properties

Owned	175
Ground-leased(1)	113
Space-leased	69

Total	357

(1)	Owned buildings on leased land.

See also section of Item 1 entitled “Geographic Distribution of Properties” of this Annual Report on Form 10-K for more information on our Properties.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 28, 2011, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

See Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.

We evaluate our cash balances on an ongoing basis to determine if we can distribute cash to our parent companies. During fiscal 2010, we made cash distributions of $45 million and $13 million in dividends and return of capital, respectively. During fiscal 2009, we made cash distributions of $35 million in dividends.

On April 27, 2011, we declared a dividend of approximately $8 million.

ITEM 6.	SELECTED FINANCIAL DATA

Item 6 is omitted as the Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K. Our MD&A includes the following sections:

EXECUTIVE OVERVIEW provides an overview of our business.

RESULTS OF OPERATIONS provides an analysis of our consolidated results of operations for fiscal 2010 compared to fiscal 2009 and fiscal 2009 compared to fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2010.

All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.

EXECUTIVE OVERVIEW

Our Business

We are a special purpose entity, owned indirectly by TRU and formed in September 2005. Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 357 properties throughout the United States. Under the TRU Propco I Master Lease, we lease the Properties to Toys-Delaware on a triple-net basis, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco I Master Lease. For the financial statements for fiscal year ended January 29, 2011 and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Our primary business operations consist of leasing properties to our affiliate Toys-Delaware, servicing our debt via payments on our debt instruments and, subject to compliance with our debt agreements, distributing cash to our ultimate parent, TRU. The Company’s management does not currently have plans to purchase additional properties. As a result, we do not believe we are subject to risks associated with obtaining financing for individual properties when availability of capital in the marketplace may be limited or may be subject to the overall economic environment.

Substantially all of our cash revenues are subject to fixed increases under the TRU Propco I Master Lease which will expire in 2029. Also, interest payments under the Notes are fixed at 10.75% and mature in fiscal 2017.

Approximately half of our Properties are leased from third parties and as these leases expire, we may need to renew these leases on terms that may not be as favorable as under the expiring lease. However, only six of such leases expire prior to the maturity of the Notes. Also, the TRU Propco I Master Lease allows us to charge common area maintenance expenses and certain other operating costs to Toys-Delaware.

Material Trends and Uncertainties

Our primary source of rental revenue and cash flows is derived from the leasing arrangements we have entered into with Toys-Delaware under the TRU Propco I Master Lease which expires in fiscal 2029. We record rental revenue using the straight-line method, which results in recording a consistent rate of revenue over the terms of our lease agreements even when cash rents received increase or decrease over the lease term. Rental payments under the TRU Propco I Master Lease are scheduled to increase by 10% for each property on July 1, 2014, July 1, 2019 and July 1, 2024. Our largest expense is interest expense; the payment and recording of which is fixed over the term of the Notes due in fiscal 2017.

RESULTS OF OPERATIONS

Fiscal 2010 Compared to Fiscal 2009

Earnings from Continuing Operations

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Earnings from continuing operations	$ 44,979	$ 52,331	$ (7,352)	(14.0)%

Earnings from continued operations decreased by $7.3 million, or 14.0%, to $45.0 million in fiscal 2010 compared to $52.3 million in fiscal 2009. The decrease was primarily due to an increase of $18.6 million in Interest expense, net, partially offset by an increase of $10.1 million in Total revenues driven by an increase in Base rents.

Total Revenues

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Total revenues	$ 286,718	$ 276,627	$ 10,091	3.6%

Total revenues increased by $10.1 million, or 3.6%, to $286.7 million in fiscal 2010 compared to $276.6 million in fiscal 2009. The increase was primarily due to the increase in Base rents as a result of the amendments in the TRU Propco I Master Lease on July 9, 2009, partially offset by a reduction in Tenant reimbursements. See Note 4 to our Consolidated Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K for a description of the amendment and restatement of the TRU Propco I Master Lease.

Depreciation

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Depreciation	$ 36,888	$ 36,686	$ 202	0.6%

Depreciation increased by $0.2 million, or 0.6%, to $36.9 million in fiscal 2010 compared to $36.7 million in fiscal 2009.

Rental Expense

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Rental expense	$ 51,070	$ 48,328	$ 2,742	5.7%

Rental expense increased by $2.7 million, or 5.7%, to $51.0 in fiscal 2010 compared to $48.3 million in fiscal 2009. The increase was primarily due to a $2.5 million non-cash cumulative correction of prior period straight-line lease accounting.

Common Area Maintenance Expenses

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Common area maintenance expenses	$ 40,495	$ 42,536	$ (2,041)	(4.8)%

Common area maintenance expenses decreased by $2.0 million, or 4.8%, to $40.5 million in fiscal 2010 compared to $42.5 million in fiscal 2009. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Other operating expenses, net	$ 6,396	$ 8,433	$ (2,037)	(24.2)%

Other operating expenses, net decreased by $2.0 million, or 24.2%, to $6.4 million in fiscal 2010 compared to $8.4 million in fiscal 2009. The decrease is primarily due to indirect costs incurred in the prior year in connection with the issuance of the Notes and repayment of our unsecured credit agreement on July 9, 2009.

Interest Expense, Net

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$ 106,890	$ 88,313	$ 18,577	21.0%

Interest expense, net increased by $18.6 million, or 21.0%, to $106.9 million in fiscal 2010 compared to $88.3 million in fiscal 2009. The increase was primarily due to higher effective interest rates related to the prior year issuance of the Notes, partially offset by a reduction in average debt balance and the write-off of $7.9 million of deferred financing costs related to the unsecured credit agreement in fiscal 2009.

(Loss) Earnings from Discontinued Operations

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
(Loss) earnings from discontinued operations	$ (211)	$ 4,886	$ (5,097)	(104.3)%

Earnings from discontinued operations decreased by $5.1 million to a loss of $0.2 million in fiscal 2010 compared to earnings of $4.9 million in fiscal 2009. The decrease is primarily due to the operations of 11 sold properties and 14 transferred properties (collectively, the “Transferred Properties”) being included in our results in fiscal 2009, while the Transferred Properties are no longer included in the current year operating results as they were sold or transferred on July 9, 2009. In addition, during fiscal 2010, we classified three owned properties as assets held for sale and recognized an impairment loss of $0.6 million as well as accelerated depreciation related to locations identified for disposal in fiscal 2010. See Note 3 to the Consolidated Financial Statements entitled “DISCONTINUED OPERATIONS” for further details.

Fiscal 2009 Compared to Fiscal 2008

Earnings from Continuing Operations

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Earnings from continuing operations	$ 52,331	$ 55,645	$ (3,314)	(6.0)%

Earnings from continuing operations decreased by $3.3 million, or 6.0%, to $52.3 million in fiscal 2009 compared to $55.6 million in fiscal 2008. Earnings from continuing operations decreased primarily due to an increase of $16.9 million in Interest expense, net and an increase of $5.5 million in Total operating expenses, partially offset by an increase of $19.0 million in Total revenues due to increases in Base rents.

Total Revenues

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Total revenues	$ 276,627	$ 257,579	$ 19,048	7.4%

Total revenues increased by $19.0 million, or 7.4%, to $276.6 million in fiscal 2009 compared to $257.6 million in fiscal 2008. The increase is primarily due to the increase in Base rents of $16.0 million as a result of the amendments in the TRU Propco I Master Lease and an increase of $3.0 million related to Tenant reimbursements. See Note 4 to our Consolidated Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K for a description of the amendment and restatement of the TRU Propco I Master Lease.

Depreciation

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Depreciation	$ 36,686	$ 36,346	$ 340	0.9%

Depreciation increased by $0.3 million, or 0.9%, to $36.7 million in fiscal 2009 compared to $36.4 million in fiscal 2008.

Rental Expense

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Rental expense	$ 48,328	$ 47,266	$ 1,062	2.2%

Rental expense increased by $1.1 million, or 2.2%, to $48.3 million in fiscal 2009 compared to $47.2 million in fiscal 2008, as a result of lease amendments and renewals.

Common Area Maintenance Expenses

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Common area maintenance expenses	$ 42,536	$ 39,544	$ 2,992	7.6%

Common area maintenance expenses increased by $3.0 million, or 7.6%, to $42.5 million in fiscal 2009 compared to $39.5 million in fiscal 2008. The increase was primarily due to an increase in real estate taxes of $2.8 million. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Other operating expenses, net	$ 8,433	$ 7,333	$ 1,100	15.0%

Other operating expenses, net increased by $1.1 million, or 15.0%, to $8.4 million in fiscal 2009 compared to $7.3 million in fiscal 2008. The increase was primarily due to indirect costs of approximately $1.1 million incurred in connection with the preparation of offering documents and the Form S-4 registration statement related to the Notes in fiscal 2009.

Interest Expense, Net

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Interest expense, net	$ 88,313	$ 71,445	$ 16,868	23.6%

Interest expense, net increased by $16.9 million, or 23.6%, to $88.3 million in fiscal 2009 compared to $71.4 million in fiscal 2008. The increase was primarily due to the write-off of $7.9 million of deferred financing costs associated with the repayment of the loan balance under our senior unsecured credit agreement, as well as higher interest rates related to the issuance of the Notes by us on July 9, 2009. Refer to Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

Earnings from Discontinued Operations

($ In thousands)	Fiscal 2009	Fiscal 2008	$ Change	% Change
Earnings from discontinued operations	$ 4,886	$ 5,617	$ (731)	(13.0)%

Earnings from discontinued operations decreased by $0.7 million, or 13.0%, to $4.9 million in fiscal 2009 compared to $5.6 million in fiscal 2008. The decrease is primarily due to the operations of the Transferred Properties being included in our results for the full fiscal year 2008, while the Transferred Properties were no longer included in the fiscal 2009 operating results after July 9, 2009.

Liquidity and Capital Resources

Overview

As of January 29, 2011, we were in compliance with all of our covenants related to the Notes.

Our largest source of operating cash flows is cash collections from our lessees. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Notes, declare and pay dividends. From time to time a portion of our cash may also be used to tender a portion of the outstanding Notes as permitted by the indenture governing the Notes. Refer to Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details regarding the tender of the Notes. We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.

Cash Flows

	00000	00000	00000
(In thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net cash provided by operating activities	$69,038	$78,438	$117,118
Net cash provided by (used in) investing activities	4,442	171,629	(14,186)
Net cash used in financing activities	(58,809)	(225,360)	(102,786)

Net increase in cash during period	$14,671	$24,707	$146

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for fiscal 2010 was $69.0 million, a decrease of $9.4 million compared to fiscal 2009. The decrease in cash provided by operating activities was primarily due to an increase in interest payments of $25.6 million as compared to the prior year, partially offset by an increase of $14.2 million in collections of base rent due to the timing of rental payments received in the prior year as the amendment and restatement of the TRU Propco I Master Lease on July 9, 2009 changed the payment due date to the first of each month from payments in advance.

Net cash provided by operating activities for fiscal 2009 was $78.4 million, a decrease of $38.7 million compared to fiscal 2008. The decrease in cash provided by operating activities was primarily due to a $16.0 million decrease in payments received from an affiliate in fiscal 2009, a decrease of $14.7 million in collections of base rent due to the timing of the rental payments received in fiscal 2009 as the amendment and restatement of the TRU Propco I Master Lease on July 9, 2009 changed the payment due date to the first of each month from payments in advance. Additionally, the decrease was also a result of higher interest payments of $7.1 million due to the higher average interest rate in fiscal 2009 resulting from our issuance of the Notes on July 9, 2009.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities for fiscal 2010 was $4.4 million, a decrease of $167.2 million compared to fiscal 2009. The decrease in net cash provided by investing activities was primarily due to the release of all restricted cash in the prior year as a result of the repayment of the outstanding loan balance under our unsecured credit agreement and a decrease of $58.8 million of proceeds received in the prior year from the Transferred Properties. These decreases were partially offset by $4.4 million of proceeds received from the sale of fixed assets.

Net cash provided by investing activities for fiscal 2009 was $171.6 million, an increase of $185.8 million compared to fiscal 2008. The increase in net cash provided by investing activities was primarily due to the release of all restricted cash as a result of the repayment of the outstanding loan balance under our unsecured credit agreement and $58.8 million of proceeds received from the sale of Transferred Properties equal to their historical cost. Refer to Note 4 to the Consolidated Financial Statements entitled “LEASES” for further details.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $58.8 million for fiscal 2010, a decrease of $166.6 million compared to fiscal 2009. The decrease in net cash used in financing activities was primarily due to the prior year repayment of $1.3 billion of our unsecured credit agreement and a decrease of $22.6 million in debt issuance costs. These decreases were partially offset by the proceeds received in the prior year of $925 million from the offering of the Notes (see Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details), a decrease in Capital contributions of $141.9 million, Amounts received in excess of carrying values of net assets sold of $65.6 million in the prior year and an increase in Distributions of $23.2 million.

Net cash used in financing activities for fiscal 2009 was $225.4 million, an increase of $122.6 million compared to fiscal 2008. The increase in net cash used in financing activities was primarily due to the repayment of $1.3 billion under our senior unsecured credit agreement. The increase was partially offset by the proceeds of $925 million received from the offering of our Notes, Capital contributions of $141.9 million, Amounts received in excess of carrying values of the net assets sold of $65.6 million and a decrease of $64.2 million in distributions to TRU.

Debt

Refer to Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details regarding our Notes.

On July 8, 2010, we completed a registered exchange offer with respect to the Notes. Additionally, in accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate amount of approximately $25 million of the Notes at par. The tender offer expired on July 26, 2010 with no holders opting to tender at that time.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases related to real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of January 29, 2011:

	Payments Due By Period

(In thousands)	Fiscal 2011	Fiscals 2012 & 2013	Fiscals 2014 & 2015	Fiscals 2016 and thereafter	Total

Net operating lease obligations(1)	$43,445	$74,507	$51,730	$52,065	$221,747
Long-term debt	-	-	-	950,000	950,000
Interest payments	102,125	204,250	204,250	153,188	663,813

Total contractual obligations	$145,570	$278,757	$255,980	$1,155,253	$1,835,560

(1)	Excluded from the Net operating lease obligations displayed above are approximately $964 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2016 and thereafter. As of January 29, 2011, we had 113 ground leases.

Obligations under our operating leases in the above table do not include payments for real estate taxes, maintenance and insurance or contingent rent. The following table presents these expenses for fiscals 2010, 2009 and 2008:

(In thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008

Real estate taxes	$32,530	$33,970	$32,313
Maintenance and insurance	7,120	8,441	9,002
Contingent rent	383	636	549

Total	$40,033	$43,047	$41,864

Off-Balance Sheet Arrangements

None.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Consolidated Financial Statements.

We believe the following are our most critical accounting policies that include significant judgments and estimates used in the preparation of our Consolidated Financial Statements. We consider an accounting policy to be critical if it requires assumptions to be made that were uncertain at the time they were made, and if changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Long-lived Asset Impairment

We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. If a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the non-cancelable terms of our respective leases. Straight-line rent receivable from affiliates as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in Base rents and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant.

Deferred Rent

We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability.

Operating leases are recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured if a significant economic penalty exists for not exercising such options. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Effective for the fiscal 2010 Form 10-K, the Company has adopted ASU 2010-06. The adoption of ASU 2010-06 did not have an impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prior to the issuance of the Notes, we were exposed to market risk from potential changes in interest rates. We entered into derivative financial instruments to economically manage our market risk related to interest rates on our variable rate debt. We do not participate in speculative derivative trading.

Interest Rate Exposure

On July 9, 2009, we repaid the outstanding loan balance under our variable rate debt instrument. Additionally, on December 9, 2009, our interest rate cap related to our variable debt instrument expired. At January 29, 2011, the Company held only fixed rate debt and has not entered into any derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Member of

Toys “R” Us Property Company I, LLC:

We have audited the accompanying consolidated balance sheets of Toys “R” Us Property Company I, LLC and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in member’s capital (deficit) and cash flows for each of the three fiscal years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
April 28, 2011

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Rental revenues:
Base rents	$246,223	$234,091	$218,035
Tenant reimbursements	40,495	42,536	39,544

Total revenues	286,718	276,627	257,579

Depreciation	36,888	36,686	36,346
Rental expense	51,070	48,328	47,266
Common area maintenance expenses	40,495	42,536	39,544
Other operating expenses, net	6,396	8,433	7,333

Total operating expenses	134,849	135,983	130,489

Operating earnings	151,869	140,644	127,090
Interest expense, net	106,890	88,313	71,445

Earnings from continuing operations	44,979	52,331	55,645
(Loss) earnings from discontinued operations	(211)	4,886	5,617

Net earnings	$44,768	$57,217	$61,262

See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	January 29, 2011	January 30, 2010
ASSETS
Current Assets:
Cash	$39,708	$25,037
Net properties held for sale	6,675	1,240
Prepaid expenses	6,151	6,251
Due from affiliates, net	6,649	5,892

Total current assets	59,183	38,420
Real Estate, Net:
Land	279,325	285,391
Buildings, net	512,510	533,688
Leasehold improvements, net	125,281	148,246

Total real estate, net	917,116	967,325
Straight-line rent receivable from affiliates	97,930	69,015
Debt issuance costs	18,938	21,400
Other assets	273	344

	$1,093,440	$1,096,504

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Real estate taxes payable	$10,383	$9,601
Accrued interest	4,232	4,514
Deferred third party rent liabilities	846	422
Deferred related party revenue	925	465
Other current liabilities	923	1,416

Total current liabilities	17,309	16,418
Long-term debt	928,597	926,444
Deferred third party rent liabilities	104,421	91,321
Other non-current liabilities	28	28
Member’s capital	43,085	62,293

	$1,093,440	$1,096,504

See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Cash Flows from Operating Activities:
Net earnings	$44,768	$57,217	$61,262
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38,215	38,338	41,945
Amortization and write-off of debt issuance costs	2,894	11,832	4,024
Amortization of original issue discount	2,153	1,154	—
Other non-cash charges	611	310	3,313
Loss on sale of real estate	1,534	—	640
Changes in operating assets and liabilities:
Prepaid expenses and Due from affiliates, net	(379)	(280)	15,297
Straight-line rent receivable from affiliates, other assets and deferred third party rent liabilities	(21,225)	(17,715)	(13,560)
Real estate taxes payable, Accrued interest and other current liabilities	7	1,298	3,224
Deferred related party revenue	460	(13,716)	973

Net cash provided by operating activities	69,038	78,438	117,118

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	4,442	54	—
Sales of net assets to affiliates at carrying values	—	58,800	—
Decrease (Increase) in restricted cash, net	—	112,775	(14,186)

Net cash provided by (used in) investing activities	4,442	171,629	(14,186)

Cash Flows from Financing Activities:
Long-term debt borrowings	—	925,291	—
Long-term debt repayments	—	(1,300,000)	—
Capital contributions	—	141,920	—
Amounts received in excess of carrying values of net assets sold	—	65,634	—
Distributions	(58,377)	(35,206)	(99,415)
Capitalized debt issuance/extension fees	(432)	(22,999)	(3,371)

Net cash used in financing activities	(58,809)	(225,360)	(102,786)

Cash:
Net increase during period	14,671	24,707	146
Cash at beginning of period	25,037	330	184

Cash at end of period	$39,708	$25,037	$330

Supplemental Disclosure of Cash Flow Information:
Interest paid	$102,125	$76,518	$69,410

Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$(5,599)	$—	$—

See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL (DEFICIT)

(In thousands)	Member's Capital (Deficit)	Accumulated Other Comprehensive Loss	Total Member's Capital (Deficit)
Balance, February 2, 2008	$(129,119)	$(584)	$(129,703)
Net earnings for the period	61,262	-	61,262
Reclassification of unrealized losses on hedged transactions	-	584	584

Total comprehensive income			61,846
Distributions	(99,415)	-	(99,415)

Balance, January 31, 2009	$(167,272)	$-	$(167,272)
Net earnings for the period	57,217	-	57,217
Capital contributions	141,920	-	141,920
Capital contribution in connection with the sale of properties	65,634	-	65,634
Distributions	(35,206)	-	(35,206)

Balance, January 30, 2010	$62,293	$-	$62,293
Net earnings for the period	44,768	-	44,768
Adjustment to the carrying value of net assets previously acquired	(5,599)	-	(5,599)
Distributions	(58,377)	-	(58,377)

Balance, January 29, 2011	$43,085	$-	$43,085

See Notes to the Consolidated Financial Statements.

Toys “R” Us Property Company I, LLC and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC (“TRU Propco I”) and its subsidiaries, except as expressly indicated or unless the context otherwise requires. TRU Propco I was formed on September 15, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU operates and licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are indirectly owned by TRU through our holding company, Wayne Real Estate Holding Company, LLC (“Wayne Holdings”), a direct wholly-owned subsidiary of TRU. The Company is one reportable segment.

In connection with this reorganization, the Company received, as contributions from Wayne Holdings, 100% ownership interests in Wayne Real Estate Company, LLC (“Wayne Real Estate”), which was formed on May 27, 2005, and MAP Real Estate LLC, which was formed on July 7, 2005, and we acquired from our affiliates 100% ownership interests in TRU 2005 RE I, LLC, which was formed on September 15, 2005, and TRU 2005 RE II Trust, which was formed on November 28, 2005. Each of these entities became a wholly-owned subsidiary of the Company. As the reorganization was between entities under common control, the net assets transferred were recorded at their carrying value.

Through our wholly-owned subsidiaries, we own or lease 357 properties in the United States, which are leased or sub-leased by us to an affiliated entity and various third-party tenants. Our business consists solely of the ownership and leasing of these properties to Toys “R” Us–Delaware, Inc. (“Toys-Delaware”) and various third parties.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate all inter-company balances and transactions.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2010	52	January 29, 2011
2009	52	January 30, 2010
2008	52	January 31, 2009

Use of Estimates

The preparation of our Consolidated Financial Statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements and during the applicable periods. We base these estimates on historical experience and other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates and such differences could have a material impact on our Consolidated Financial Statements.

Prior Period Correction

During fiscal 2010, we recorded an approximate $8 million adjustment to increase Deferred third party rent liabilities on our Consolidated Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $6 million and was recorded as a reduction of Member’s Capital. The remaining portion of the correction of approximately $2 million increased Rental expense on the Consolidated Statement of Operations. In addition, in connection with our master lease agreements, a corresponding correcting adjustment was recorded of approximately $2 million to increase Base rents on the Consolidated Statement of Operations and Straight-line rent receivable from affiliates on the Consolidated Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.

In addition, we have corrected the Consolidated Balance Sheet and related footnotes as of January 30, 2010 to reflect certain related party reimbursements and third party liabilities, since the Company is the primary obligor and no legal right of offset existed. As such, we have increased Current assets and liabilities by approximately $10 million for fiscal 2009, to correctly present these immaterial items. The items included primarily represent third party rent, property taxes and certain operating expenses which are paid directly by Toys-Delaware to the respective third party. The correction had no effect on our previously reported Results of Operations, Cash Flows and Member’s Capital.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents.

Real Estate, Net

We record depreciation using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable, which for buildings is 50 years and for buildings on ground leases is the lesser of the lease term or 50 years, and for leasehold improvements is the lesser of the lease term or 25 years.

Impairment of Long-Lived Assets

We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. If a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or relative, market-based approach. During fiscal 2010, we recorded an impairment charge of approximately $1 million and there were no impairment charges in fiscals 2009 and 2008.

Rental Revenues

Base rental revenues are recognized on a straight-line basis over the non-cancelable terms of the related leases. Differences between rental revenues recognized and amounts due per the respective lease agreements are recorded on our Consolidated Balance Sheets as Straight-line rent receivable from affiliates. Tenant reimbursements for taxes, insurance and other operating expenses are billed and recognized as revenues in the period the applicable costs are incurred.

Debt Issuance Costs

We defer debt issuance costs and amortize such costs into Interest expense, net over the term of the related debt facility. Debt issuance costs amortized to Interest expense, net were approximately $3 million, $12 million and $4 million for fiscals 2010, 2009 and 2008, respectively. Unamortized amounts at January 29, 2011 and January 30, 2010, were approximately $19 million and $21 million, respectively. Amortized amounts for fiscal 2009 include the write off of deferred financing costs of approximately $8 million related to the repayment of outstanding debt under our unsecured credit agreement.

Deferred Rent

We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred third party rent liabilities are recorded in our Consolidated Balance Sheets in the total amounts of $105 million and $92 million at January 29, 2011 and January 30, 2010, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.

Leases for Lessee only

We lease store locations and land used in our operations. We account for our leases under the provisions of ASC Topic 840, “Leases,” which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.

Operating leases are recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured if a significant economic penalty exists for not exercising such options. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 4 entitled “LEASES” for further details.

Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Financial Instruments

We have entered into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with ASC Topic 815, “Derivatives & Hedging” (“ASC 815”) and record the fair values of these instruments within our Consolidated Balance Sheets as Other assets and liabilities. ASC 815 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. We record the changes in fair value of derivative instruments which do not qualify for hedge accounting to Interest expense, net in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:

•

For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in Accumulated other comprehensive income or loss and subsequently recorded in Interest expense, net in the Consolidated Statements of Operations at the time the hedged item affects earnings.

•

For designated cash flow hedges, the ineffective portion of a hedged derivative instrument’s change in fair value is immediately recognized in Interest expense, net in the Consolidated Statements of Operations.

During fiscals 2010, 2009 and 2008, we did not have any designated fair value hedges.

Income Taxes

The Company is a disregarded entity for income tax purposes and, accordingly, the taxable income or loss of the Company is reported in the income tax returns of TRU. No tax provision is recognized in the accompanying Consolidated Financial Statements.

NOTE 2 – REAL ESTATE, NET

(In thousands)	January 29, 2011	January 30, 2010
Land	$279,325	$285,391
Buildings	755,558	764,172
Leasehold improvements	412,582	417,424

	1,447,465	1,466,987
Less: accumulated depreciation	(530,349)	(499,662)

Total	$917,116	$967,325

Net properties held for sale

Assets held for sale represent assets owned by us that our management has committed to sell in the near term. The following assets are classified as held for sale:

(In thousands)	January 29, 2011	January 30, 2010
Land	$3,649	$1,021
Buildings	4,166	1,504
Leasehold improvements	1,359	65

	9,174	2,590
Less: accumulated depreciation	(2,499)	(1,350)

Total	$6,675	$1,240

During fiscal 2010, we classified three owned properties, leased to Toys-Delaware, as assets held for sale. The Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”) requires Toys-Delaware to make a payment to the Company upon termination of the lease in conjunction with the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. In fiscal 2010, we recorded an impairment loss of approximately $1 million for one of the properties, which is reflected in (Loss) earnings from discontinued operations in our Consolidated Statement of Operations.

During fiscal 2010, we sold two properties previously classified as held for sale to two unrelated third parties for gross proceeds of approximately $5 million, and recorded a termination payment of $1 million from Toys-Delaware as required under the TRU Propco I Master Lease for one of these properties. The sales resulted in a loss of less than $1 million and was recorded in Other operating expenses.

NOTE 3 – DISCONTINUED OPERATIONS

During fiscal 2010, we classified three owned properties as assets held for sale, one of which was sold in fiscal 2010. We reported the operating results for these properties as (Loss) earnings from discontinued operations in the Consolidated Statements of Operations for all periods presented. In addition, during fiscal 2010, we recorded an impairment loss of approximately $1 million for one of the properties, which is reflected in (Loss) earnings from discontinued operations.

The operating results of these three owned properties classified as discontinued operations through January 29, 2011 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Consolidated Statements for all periods presented. These amounts have been summarized below:

	Fiscal Years Ended
(In thousands)	January 29, 2011	January 30, 2010	January 29, 2009
Total revenues	$2,001	$1,922	$1,777

(Loss) earnings from discontinued operations	$(211)	$1,265	$1,125

On July 9, 2009, we sold 11 owned properties, including properties classified as held for sale, and transferred the leasehold interest in 14 leased properties (collectively, the “Transferred Properties”) to Toys-Delaware for $124 million. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Consolidated Statements of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. We reported the operating results for the Transferred Properties as (Loss) earnings from discontinued operations in the Consolidated Statements of Operations for fiscal years ended January 30, 2010 and January 31, 2009.

The following is a summary of the assets and liabilities of the discontinued operations as of the disposal date:

(In thousands)	July 9, 2009

Land	$21,775
Buildings	44,517
Leasehold improvements	29,689

95,981
Less: accumulated depreciation	(35,267)

Subtotal	60,714
Straight-line rent receivables from affiliates	5,269

Total assets	$65,983

Deferred third party rent liabilities	7,183

Net assets transferred	$58,800

The operating results of the Transferred Properties classified as discontinued operations through July 9, 2009 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Consolidated Statements of Operations for fiscal years ended January 30, 2010 and January 31, 2009. These amounts have been summarized for fiscal years presented below:

	Fiscal Years Ended
(In thousands)	January 30, 2010	January 31, 2009
Total revenues	$10,554	$23,697

Earnings from discontinued operations	$3,621	$4,492

NOTE 4 – LEASES

As lessor

Our operations consist of leasing or subleasing properties primarily to our affiliate, Toys-Delaware under a master lease agreement.

Prior to July 9, 2009, we leased our retail properties under a non-cancelable master operating lease (the “Master Lease Agreement”) with Toys-Delaware, of which the underlying leases expired in various years through fiscal 2020.

On July 9, 2009, we entered into the TRU Propco I Master Lease with Toys-Delaware under which the previous Master Lease Agreement was amended and restated. Among other changes from the previous Master Lease Agreement, the term of the TRU Propco I Master Lease was extended through June 30, 2029, except with respect to any property that is ground or space leased from a third party landlord to the Company with a term expiring prior to such date. In addition, we sold or transferred the Transferred Properties to Toys-Delaware. The Transferred Properties were subject to the previous agreement, and as such, have been excluded from the TRU Propco I Master Lease. Effective July 9, 2009, annual base rents under the TRU Propco I Master Lease increased to approximately $173 million per annum, net of rents due to third parties, and are scheduled to increase by 10% on July 1, 2014, July 1, 2019 and July 1, 2024.

In addition to base rents, the TRU Propco I Master Lease provides for tenant reimbursements of specific property operating expenses and real estate taxes. Pursuant to the master lease agreements, we are also entitled to certain third party sublease payments that are collected by Toys-Delaware on our retail properties. During fiscals 2010, 2009 and 2008, we recorded $3 million, $3 million, and $4 million, respectively, of third party sublease income as Base rents in our Consolidated Statements of Operations.

Future base rents to be received by us under the TRU Propco I Master Lease as of January 29, 2011 are disclosed in the table below, which reflects the exclusion of the Transferred Properties and the impact of the amendment and restatement of the TRU Propco I Master Lease referred to above:

(In thousands)	Future Related Party Base Rents	Future Third Party Base Rents	Total Future Base Rents
2011	$214,451	$2,494	$216,945
2012	203,678	1,813	205,491
2013	189,822	1,295	191,117
2014	184,316	650	184,966
2015	176,554	581	177,135
2016 and subsequent	1,905,954	1,253	1,907,207

Total	$2,874,775	$8,086	$2,882,861

Retail properties leased to Toys-Delaware consist of locations which are owned outright by us (“Owned Locations”); locations which have buildings that are owned by us and land which is controlled through a ground lease with an unrelated third party (“Ground Lease Locations”); and locations that are controlled through straight leases for land and building which we lease from unrelated third parties (“Straight Lease Locations”). For Owned Locations, the TRU Propco I Master Lease agreement contains predetermined fixed escalations of the minimum rentals on July 1, 2014, July 1, 2019 and July 1, 2024. For Ground Lease and Straight Lease Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease or straight lease with the third party. In addition, the predetermined fixed escalations are applied separately to these locations. The net lease payments for ground and straight leases have fixed escalations on July 1, 2014, July 1, 2019 and July 1, 2024 pursuant to the TRU Propco I Master Lease. The escalation for the underlying ground and straight leases occurs as provided in each of the respective lease agreements. For substantially all of the Ground Lease and Straight Lease Locations, our lessee has a unilateral right to have us take the renewal option at the time the initial underlying lease term expires. Current Deferred related party revenue was approximately $1 million and less than $1 million at January 29, 2011 and January 30, 2010, respectively.

The TRU Propco I Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

As lessee

Our minimum rental commitments under non-cancelable operating leases with unaffiliated third parties having a term of more than one year as of January 29, 2011 are as follows:

(In thousands)	Future Minimum Rentals (1)
2011	$43,445
2012	39,894
2013	34,613
2014	28,928
2015	22,802
2016 and subsequent	52,065

Total	$221,747

(1)	Excluded from the minimum rental commitments displayed above are approximately $964 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly relates to fiscals 2016 and thereafter. As of January 29, 2011, we had 113 ground leases.

We recognize rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $105 million and $92 million at January 29, 2011 and January 30, 2010, respectively.

Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised by us under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was less than $1 million for fiscal 2010 and $1 million for fiscals 2009 and 2008, respectively. Future payments for maintenance, insurance and real estate taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

We, along with TRU, are subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 4 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 29, 2011.

TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties, for our share of the insurance costs. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.

NOTE 6 – LONG-TERM DEBT

As of January 29, 2011 and January 30, 2010, the carrying value of our debt was $929 million and $926 million, respectively, with fair values of $1,090 million and $1,052 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.

10.75% Senior Notes, due fiscal 2017 ($929 million at January 29, 2011)

On July 9, 2009, we completed the offering of $950 million aggregate principal amount of 10.75% senior unsecured notes due fiscal 2017 (the “Notes”). The Notes were issued at a discount of approximately $25 million which resulted in the receipt of proceeds of $925 million. We used the proceeds of $925 million from the offering of the Notes, together with $138 million of cash contributions from TRU, proceeds of $124 million from the sale of the Transferred Properties to Toys-Delaware, $99 million of restricted cash released from restrictions, and $1 million of cash on hand to repay the outstanding loan balance under our unsecured credit agreement of $1,267 million plus accrued interest of approximately $1 million and fees at closing of approximately $19 million. Total fees paid in connection with the sale of the Notes totaled approximately $23 million and were deferred and expensed over the life of the Notes. As a result of the repayment of our unsecured credit agreement, we expensed approximately $8 million of deferred financing costs. At January 29, 2011, deferred financing expenses recorded for the Notes were $19 million.

The Notes are solely the obligation of the Company and its subsidiaries (the “Guarantors”) and are not guaranteed by TRU or Toys-Delaware. The Notes are guaranteed by the Guarantors, jointly and severally, fully and unconditionally, and the indenture governing the Notes contains covenants, including, among other things, covenants that restrict the ability of us and our Guarantors to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments and create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The amount of our net assets that were subject to these restrictions was approximately $43 million as of January 29, 2011. The indenture governing the Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, we may redeem up to 35% of the Notes before July 15, 2012 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control with respect to us or TRU, we will be required to offer to purchase the Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to but not including the purchase date. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year, commencing on January 15, 2010.

On July 8, 2010, pursuant to a registration rights agreement between us and the initial purchasers of the Notes, we completed a registered exchange offer with respect to the Notes. In accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate of approximately $25 million of the Notes at par. The tender offer expired on July 26, 2010 with no holders opting to tender at that time.

NOTE 7 – FAIR VALUE MEASUREMENTS

To determine the fair value of our assets and liabilities, we utilize the established fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified with Level 3 of the hierarchy).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, whenever events or changes in circumstances indicate that a long-lived asset may be impaired). The fair value measurements related to long-lived assets held and used were determined using a valuation method such as discounted cash flow or a relative, market-based approach based on offers. We classify these measurements as Level 3 and Level 2, respectively.

During the fiscal year ended January 29, 2011, the fair value of our long-lived assets evaluated for impairment were approximately $5 million, and have been classified as Level 3 measurements in the fair value hierarchy. We recorded impairment charges of approximately $1 million in fiscal 2010 related to the fair value of our long-lived assets. Because these assets are not measured at fair value on a recurring basis, certain fair value measurements may reflect values at earlier measurement dates and may no longer represent their fair values at January 29, 2011. As of January 29, 2011, we did not have any long-lived assets classified as Level 1 or Level 2 within the fair value hierarchy. During the fiscal year ended January 30, 2010, we did not have any long-lived assets evaluated for impairment.

NOTE 8 – MEMBER’S CAPITAL (DEFICIT)

Wayne Real Estate, a direct wholly owned subsidiary of TRU, is the direct owner of 100% of the limited liability company interest in us. We evaluate our cash balances on an ongoing basis to determine if we can distribute cash to our parent companies. From time to time a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU. During fiscal 2010, we made cash distributions of $45 million and $13 million in dividends and return of capital, respectively. During fiscal 2009, we made cash distributions of $35 million in dividends. During fiscal 2008, we made cash distributions of $61 million and $38 million in dividends and return of capital, respectively.

As described in Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” we have recorded an approximate $6 million Adjustment to the carrying value of net assets previously acquired on the Consolidated Statement of Changes in Member’s Capital (Deficit) to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions. Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.

Additionally, during fiscal 2009, we received a capital contribution from our indirect parent, TRU, which amounted to $142 million, $138 million of which was used to pay off borrowings under our unsecured credit facility (refer to Note 6 entitled “LONG-TERM DEBT” for further details). Also, during fiscal 2009, we sold or transferred properties to affiliates which had a fair value of $124 million and a book value of $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Consolidated Statement of Changes in Members Capital (Deficit) for the fiscal year ended January 30, 2010.

On April 27, 2011, we declared a dividend of approximately $8 million.

NOTE 9 – RELATED PARTY TRANSACTIONS

Rental Revenues

Our rental revenue is derived from payments received under the master lease agreements we have entered into with Toys-Delaware. The master lease agreements require Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2010, 2009 and 2008, we earned related party Base rent revenues of approximately $244 million, $242 million and $236 million, respectively. In addition, we recorded Tenant reimbursements of approximately $41 million, $44 million and $43 million during fiscals 2010, 2009 and 2008, respectively, under our leasing arrangements with Toys-Delaware. Refer to Note 4 entitled “LEASES” for further details regarding our rental arrangements.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Service Agreement”). The costs are based on a formula for each affiliate, as defined in the Service Agreement. The amount charged to us for these services was approximately $5 million for each of fiscals 2010, 2009 and 2008, and are recorded in Other operating expenses, net in the Consolidated Statements of Operations.

Transactions with the Sponsors

Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. Through July 9, 2009, the Sponsors and their affiliates had held debt issued by the Company. As a result of the completion of the offering of the Notes on July 9, 2009, the Sponsors and their affiliates no longer own a portion of such debt. The interest amounts paid on such debt held by related parties for fiscals 2009 and 2008 was $2 million and $4 million, respectively.

Transactions with Toys - Delaware

We sold or transferred the Transferred Properties to Toys-Delaware for $124 million in fiscal 2009. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Consolidated Statement of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. We reported the operating results for the Transferred Properties as Earnings from discontinued operations in its Consolidated Statements of Operations for fiscal years ended January 30, 2010 and January 31, 2009. Refer to Note 3 entitled “DISCONTINUED OPERATIONS” for further details.

NOTE 10 – DUE FROM AFFILIATES, NET

As of January 29, 2011 and January 30, 2010, Due from affiliates, net of approximately $7 million and $6 million, respectively, primarily represents Base rents and certain property reimbursements owed by Toys-Delaware.

TOYS “R” US PROPERTY COMPANY I, LLC

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

January 29, 2011

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 29, 2011
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
BRU Pinedale(Fresno), CA	None	2,004	2,744	4,748	0	2,004	2,744	4,748	(771)	12/9/2005	0 to 50 YEARS
BRU Hazlewood, MO	None	1,201	2,740	3,941	0	1,201	2,740	3,941	(379)	12/9/2005	0 to 50 YEARS
BRU Colorado Springs, CO	None	2,679	1,448	4,127	0	2,679	1,448	4,127	(321)	12/9/2005	0 to 50 YEARS
BRU Fairfield, CA	None	950	5,578	6,528	(952)	950	4,626	5,576	(2,026)	12/9/2005	0 to 50 YEARS
BRU Serramonte, CA	None	400	4,112	4,512	(1,223)	400	2,889	3,289	(2,086)	12/9/2005	0 to 50 YEARS
BRU Wichita, KS	None	1,448	2,165	3,613	(276)	1,448	1,889	3,337	(830)	12/9/2005	0 to 50 YEARS
TRU Combo - Aramingo, PA	None	990	4,213	5,203	0	990	4,213	5,203	(2,350)	7/21/2005	0 to 50 YEARS
TRU Lancaster, PA	None	748	5,284	6,032	0	748	5,284	6,032	(2,500)	7/21/2005	0 to 50 YEARS
TRU Combo - Covina, CA	None	8	6,299	6,307	0	8	6,299	6,307	(2,294)	12/9/2005	0 to 50 YEARS
TRU Combo - Bakersfield, CA	None	1,223	4,044	5,267	0	1,223	4,044	5,267	(1,964)	12/9/2005	0 to 50 YEARS
TRU Combo - W. Las Vegas, NV	None	1,095	3,631	4,726	0	1,095	3,631	4,726	(2,130)	12/9/2005	0 to 50 YEARS
TRU Combo - Ventura, CA	None	2,015	4,434	6,449	0	2,015	4,434	6,449	(2,229)	12/9/2005	0 to 50 YEARS
TRU Combo - Puente Hills, CA	None	1,600	4,596	6,196	0	1,600	4,596	6,196	(2,284)	12/9/2005	0 to 50 YEARS
TRU Lancaster, CA	None	3,771	12,638	16,409	0	3,771	12,638	16,409	(5,333)	12/9/2005	0 to 50 YEARS
TRU Combo - Victorville, CA	None	873	3,442	4,315	0	873	3,442	4,315	(1,539)	12/9/2005	0 to 50 YEARS
TRU Combo - Oceanside, CA	None	971	2,454	3,425	0	971	2,454	3,425	(1,477)	12/9/2005	0 to 50 YEARS
TRU Combo - Santa Maria, CA	None	1,205	2,467	3,672	0	1,205	2,467	3,672	(1,087)	12/9/2005	0 to 50 YEARS
TRU N. Tucson, AZ	None	2,407	2,662	5,069	0	2,407	2,662	5,069	(1,327)	12/9/2005	0 to 50 YEARS
TRU Hawthorne, CA	None	5,163	3,096	8,259	0	5,163	3,096	8,259	(1,337)	12/9/2005	0 to 50 YEARS
TRU Yuma, AZ	None	789	997	1,786	0	789	997	1,786	(351)	12/9/2005	0 to 50 YEARS
TRU Combo - Arrowhead, AZ	None	733	1,976	2,709	0	733	1,976	2,709	(788)	12/9/2005	0 to 50 YEARS
TRU Combo - Porter Ranch, CA	None	0	5,824	5,824	0	0	5,824	5,824	(1,748)	12/9/2005	0 to 50 YEARS
TRU Combo - Visalia, CA	None	2,774	2,341	5,115	0	2,774	2,341	5,115	(915)	12/9/2005	0 to 50 YEARS
TRU Combo - Salt Lake City, UT	None	1,804	3,937	5,741	0	1,804	3,937	5,741	(1,710)	12/9/2005	0 to 50 YEARS
TRU Orem, UT	None	968	2,490	3,458	0	968	2,490	3,458	(1,061)	12/9/2005	0 to 50 YEARS
TRU San Jose, CA	None	3,507	4,587	8,094	0	3,507	4,587	8,094	(2,138)	12/9/2005	0 to 50 YEARS
TRU Combo - Santa Rosa, CA	None	931	3,899	4,830	0	931	3,899	4,830	(2,181)	12/9/2005	0 to 50 YEARS
TRU Salinas, CA	None	768	3,210	3,978	0	768	3,210	3,978	(1,783)	12/9/2005	0 to 50 YEARS
TRU Chico, CA	None	1,200	2,392	3,592	0	1,200	2,392	3,592	(1,087)	12/9/2005	0 to 50 YEARS
TRU Medford, OR	None	906	2,092	2,998	0	906	2,092	2,998	(739)	12/9/2005	0 to 50 YEARS
TRU Combo - Clovis, CA	None	2,557	3,453	6,010	0	2,557	3,453	6,010	(780)	12/9/2005	0 to 50 YEARS
TRU Combo - Roseville, CA	None	744	2,905	3,649	0	744	2,905	3,649	(1,180)	12/9/2005	0 to 50 YEARS
TRU Combo - San Mateo, CA	None	3,511	4,475	7,986	0	3,511	4,475	7,986	(1,580)	12/9/2005	0 to 50 YEARS
TRU Combo - South Bend, IN	None	267	2,406	2,673	0	267	2,406	2,673	(1,442)	12/9/2005	0 to 50 YEARS
TRU Combo - Matteson, IL	None	1,135	3,772	4,907	0	1,135	3,772	4,907	(1,961)	12/9/2005	0 to 50 YEARS
TRU Combo - Lafayette, IN	None	797	2,627	3,424	0	797	2,627	3,424	(1,241)	12/9/2005	0 to 50 YEARS
TRU Vernon Hills, IL	None	1,152	4,369	5,521	0	1,152	4,369	5,521	(2,195)	12/9/2005	0 to 50 YEARS
TRU Combo - Janesville, WI	None	873	1,432	2,305	0	873	1,432	2,305	(703)	12/9/2005	0 to 50 YEARS
TRU Geoffrey - Green Bay, WI	None	457	2,830	3,287	0	457	2,830	3,287	(1,195)	12/9/2005	0 to 50 YEARS
TRU Combo - Cedar Rapids, IA	None	988	4,565	5,553	0	988	4,565	5,553	(2,047)	12/9/2005	0 to 50 YEARS
TRU Combo - Maplewood, MN	None	830	3,556	4,386	(55)	776	3,555	4,331	(1,653)	12/9/2005	0 to 50 YEARS
TRU Rochester, MN	None	1,279	1,830	3,109	0	1,279	1,830	3,109	(790)	12/9/2005	0 to 50 YEARS
TRU St. Cloud, MN	None	946	1,571	2,517	0	946	1,571	2,517	(628)	12/9/2005	0 to 50 YEARS
TRU Combo - Champaign, IL	None	728	3,122	3,850	0	728	3,122	3,850	(1,333)	12/9/2005	0 to 50 YEARS
TRU Waterloo, IA	None	709	1,685	2,394	0	709	1,685	2,394	(500)	12/9/2005	0 to 50 YEARS
TRU Combo - St. Charles, IL	None	1,157	2,667	3,824	0	1,157	2,667	3,824	(1,088)	12/9/2005	0 to 50 YEARS
TRU Combo - N. Grand Rapids, MI	None	1,574	2,517	4,091	0	1,574	2,517	4,091	(1,151)	12/9/2005	0 to 50 YEARS
TRU N. Bergen, NJ	None	1,707	5,523	7,230	0	1,707	5,523	7,230	(3,171)	12/9/2005	0 to 50 YEARS
TRU Freehold, NJ	None	2,345	4,134	6,479	0	2,345	4,134	6,479	(1,680)	12/9/2005	0 to 50 YEARS
TRU Riverhead, NY	None	2,532	1,755	4,287	0	2,532	1,755	4,287	(769)	12/9/2005	0 to 50 YEARS
TRU Combo - Kingston, NY	None	1,688	2,512	4,200	0	1,688	2,512	4,200	(985)	12/9/2005	0 to 50 YEARS
TRU Combo/KW Fairfax, VA	None	3,779	7,660	11,439	0	3,779	7,660	11,439	(2,971)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 29, 2011
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Combo La Crosse, WI	None	1,999	2,944	4,943	0	1,999	2,944	4,943	(433)	12/9/2005	0 to 50 YEARS
TRU Combo - Humble, TX	None	1,182	2,756	3,938	0	1,182	2,756	3,938	(1,428)	12/9/2005	0 to 50 YEARS
TRU Combo - Baytown, TX	None	1,926	3,070	4,996	0	1,926	3,070	4,996	(1,590)	12/9/2005	0 to 50 YEARS
TRU Combo - Baton Rouge, LA	None	1,196	3,061	4,257	0	1,196	3,061	4,257	(1,649)	12/9/2005	0 to 50 YEARS
TRU Combo - North Jackson, MS	None	2,019	3,064	5,083	0	2,019	3,064	5,083	(1,405)	12/9/2005	0 to 50 YEARS
TRU Combo - Galleria, TX	None	3,701	4,354	8,055	(734)	3,279	4,042	7,321	(1,843)	12/9/2005	0 to 50 YEARS
TRU Geoffrey - N. San Antonio, TX	None	2,232	3,481	5,713	(631)	2,232	2,850	5,082	(1,081)	12/9/2005	0 to 50 YEARS
TRU Combo - Houston, TX	None	1,847	3,165	5,012	0	1,847	3,165	5,012	(1,276)	12/9/2005	0 to 50 YEARS
TRU College Station, TX	None	742	1,565	2,307	0	742	1,565	2,307	(599)	12/9/2005	0 to 50 YEARS
TRU Combo - Woodlands, TX	None	1,134	2,077	3,211	0	1,134	2,077	3,211	(831)	12/9/2005	0 to 50 YEARS
TRU Combo - Katy, TX	None	1,972	2,203	4,175	0	1,972	2,203	4,175	(489)	12/9/2005	0 to 50 YEARS
TRU Combo - So. Portland, ME	None	1,220	3,228	4,448	0	1,220	3,228	4,448	(1,848)	12/9/2005	0 to 50 YEARS
TRU Combo - Waterford, CT	None	842	4,415	5,257	0	842	4,415	5,257	(2,407)	12/9/2005	0 to 50 YEARS
TRU Bangor, ME	None	1,010	4,865	5,875	0	1,010	4,865	5,875	(2,088)	12/9/2005	0 to 50 YEARS
TRU Nashua, NH	None	3,125	5,869	8,994	(2,629)	2,104	4,261	6,365	(1,857)	12/9/2005	0 to 50 YEARS
TRU Combo - Concord, NH	None	1,033	2,540	3,573	0	1,033	2,540	3,573	(1,041)	12/9/2005	0 to 50 YEARS
TRU Combo - Red Bird, TX	None	723	2,822	3,545	0	723	2,822	3,545	(1,772)	12/9/2005	0 to 50 YEARS
TRU Combo - Waco, TX	None	1,123	1,819	2,942	0	1,123	1,819	2,942	(920)	12/9/2005	0 to 50 YEARS
TRU Combo - Amarillo, TX	None	881	3,061	3,942	0	881	3,061	3,942	(1,512)	12/9/2005	0 to 50 YEARS
TRU Combo - Lubbock, TX	None	1,511	2,666	4,177	0	1,511	2,666	4,177	(1,290)	12/9/2005	0 to 50 YEARS
TRU Combo - Midland, TX	None	915	2,657	3,572	0	915	2,657	3,572	(1,223)	12/9/2005	0 to 50 YEARS
TRU Combo - Tyler, TX	None	1,943	2,680	4,623	0	1,943	2,680	4,623	(1,169)	12/9/2005	0 to 50 YEARS
TRU Killeen, TX	None	591	1,420	2,011	0	591	1,420	2,011	(508)	12/9/2005	0 to 50 YEARS
TRU Longview, TX	None	833	1,678	2,511	0	833	1,678	2,511	(586)	12/9/2005	0 to 50 YEARS
TRU Wichita Falls, TX	None	969	1,480	2,449	0	969	1,480	2,449	(525)	12/9/2005	0 to 50 YEARS
TRU Combo - Bossier, LA	None	672	1,896	2,568	0	672	1,896	2,568	(725)	12/9/2005	0 to 50 YEARS
TRU Combo - Tacoma, WA	None	1,518	3,233	4,751	0	1,518	3,233	4,751	(1,893)	12/9/2005	0 to 50 YEARS
TRU Combo - Eugene, OR	None	1,460	2,317	3,777	0	1,460	2,317	3,777	(1,137)	12/9/2005	0 to 50 YEARS
TRU Combo - Salem, OR	None	1,189	2,863	4,052	0	1,189	2,863	4,052	(1,497)	12/9/2005	0 to 50 YEARS
TRU Combo - Silverdale, WA	None	1,208	2,958	4,166	0	1,208	2,958	4,166	(1,313)	12/9/2005	0 to 50 YEARS
TRU Combo - Boise, ID	None	1,787	2,718	4,505	0	1,787	2,718	4,505	(1,280)	12/9/2005	0 to 50 YEARS
TRU Combo - Olympia, WA	None	1,302	3,775	5,077	0	1,302	3,775	5,077	(1,673)	12/9/2005	0 to 50 YEARS
TRU Combo - Everett, WA	None	2,249	2,754	5,003	0	2,249	2,754	5,003	(1,419)	12/9/2005	0 to 50 YEARS
TRU Anchorage, AK	None	1,470	4,909	6,379	0	1,470	4,909	6,379	(1,793)	12/9/2005	0 to 50 YEARS
TRU Billings, MT	None	945	1,591	2,536	0	945	1,591	2,536	(582)	12/9/2005	0 to 50 YEARS
TRU Yakima, WA	None	474	2,097	2,571	(10)	474	2,087	2,561	(746)	12/9/2005	0 to 50 YEARS
TRU Combo - Spokane Valley, WA	None	1,262	2,205	3,467	0	1,262	2,205	3,467	(843)	12/9/2005	0 to 50 YEARS
TRU Bailey’s Crossroads, VA	None	669	4,642	5,311	0	669	4,642	5,311	(2,650)	12/9/2005	0 to 50 YEARS
TRU Deptford, NJ	None	580	3,906	4,486	0	580	3,906	4,486	(2,189)	12/9/2005	0 to 50 YEARS
TRU Atlantic City, NJ	None	1,499	6,937	8,436	0	1,499	6,937	8,436	(3,196)	12/9/2005	0 to 50 YEARS
TRU Combo - Lynchburg, VA	None	912	2,748	3,660	0	912	2,748	3,660	(1,209)	12/9/2005	0 to 50 YEARS
TRU Combo - Charlottsville, VA	None	697	2,653	3,350	0	697	2,653	3,350	(1,251)	12/9/2005	0 to 50 YEARS
TRU Combo - Woodbridge, VA	None	3,105	3,721	6,826	0	3,105	3,721	6,826	(1,281)	12/9/2005	0 to 50 YEARS
TRU Combo - Chesapeake, VA	None	2,138	2,463	4,601	0	2,138	2,463	4,601	(928)	12/9/2005	0 to 50 YEARS
TRU Danville, VA	None	713	1,513	2,226	0	713	1,513	2,226	(489)	12/9/2005	0 to 50 YEARS
TRU Combo - N. Richmond, VA	None	696	3,187	3,883	0	696	3,187	3,883	(1,955)	12/9/2005	0 to 50 YEARS
TRU S.Richmond, VA	None	1,225	2,671	3,896	0	1,225	2,671	3,896	(859)	12/9/2005	0 to 50 YEARS
TRU Combo - Clarksburg, WV	None	9	842	851	0	9	842	851	(527)	12/9/2005	0 to 50 YEARS
TRU Combo - Wilmington, NC	None	1,130	2,968	4,098	0	1,130	2,968	4,098	(1,418)	12/9/2005	0 to 50 YEARS
TRU Combo - Greenville, NC	None	978	2,599	3,577	0	978	2,599	3,577	(1,160)	12/9/2005	0 to 50 YEARS
TRU Miami Int’L, FL	None	1,778	3,357	5,135	0	1,778	3,357	5,135	(1,887)	12/9/2005	0 to 50 YEARS
TRU Combo - Cutler Ridge, FL	None	2,153	2,493	4,646	0	2,153	2,493	4,646	(1,350)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 29, 2011
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Combo - Palm Beach Gardens, FL	None	2,980	3,517	6,497	0	2,980	3,517	6,497	(1,369)	12/9/2005	0 to 50 YEARS
TRU Combo - Boynton Beach, FL	None	2,664	1,552	4,216	0	2,664	1,552	4,216	(726)	12/9/2005	0 to 50 YEARS
TRU Combo - Daytona Beach, FL	None	612	2,415	3,027	0	612	2,415	3,027	(1,259)	12/9/2005	0 to 50 YEARS
TRU Combo - Altamonte Springs, FL	None	1,716	3,520	5,236	0	1,716	3,520	5,236	(2,187)	12/9/2005	0 to 50 YEARS
TRU Combo - S. Orlando, FL	None	2,555	3,038	5,593	0	2,555	3,038	5,593	(1,797)	12/9/2005	0 to 50 YEARS
TRU Combo - Clearwater, FL	None	975	2,763	3,738	0	975	2,763	3,738	(1,635)	12/9/2005	0 to 50 YEARS
TRU Combo - Bradenton, FL	None	1,976	3,404	5,380	0	1,976	3,404	5,380	(1,802)	12/9/2005	0 to 50 YEARS
TRU Combo - Lakeland, FL	None	2,260	3,107	5,367	0	2,260	3,107	5,367	(1,658)	12/9/2005	0 to 50 YEARS
TRU Combo - Stuart, FL	None	2,316	2,981	5,297	0	2,316	2,981	5,297	(1,450)	12/9/2005	0 to 50 YEARS
TRU Combo - New Port Richey, FL	None	1,000	2,638	3,638	0	1,000	2,638	3,638	(1,254)	12/9/2005	0 to 50 YEARS
TRU Combo - Ocala, FL	None	1,613	2,728	4,341	0	1,613	2,728	4,341	(1,240)	12/9/2005	0 to 50 YEARS
TRU Combo - Port Charlotte, FL	None	2,717	1,820	4,537	0	2,717	1,820	4,537	(805)	12/9/2005	0 to 50 YEARS
TRU Combo - Melbourne, FL	None	1,705	2,288	3,993	0	1,705	2,288	3,993	(1,004)	12/9/2005	0 to 50 YEARS
TRU Combo - Brandon, FL	None	2,110	3,351	5,461	0	2,110	3,351	5,461	(1,382)	12/9/2005	0 to 50 YEARS
TRU Panama City, FL	None	1,596	2,619	4,215	0	1,596	2,619	4,215	(856)	12/9/2005	0 to 50 YEARS
TRU Combo - Naples, FL	None	1,756	2,050	3,806	0	1,756	2,050	3,806	(802)	12/9/2005	0 to 50 YEARS
TRU Combo - Savannah, GA	None	1,406	1,916	3,322	0	1,406	1,916	3,322	(1,029)	12/9/2005	0 to 50 YEARS
TRU Combo - Charleston, SC	None	1,383	2,083	3,466	0	1,383	2,083	3,466	(1,136)	12/9/2005	0 to 50 YEARS
TRU Combo - Augusta, GA	None	559	2,624	3,183	0	559	2,624	3,183	(1,449)	12/9/2005	0 to 50 YEARS
TRU Cobb County, GA	None	1,632	3,689	5,321	0	1,632	3,689	5,321	(2,029)	12/9/2005	0 to 50 YEARS
TRU Combo - Chattanooga, TN	None	1,311	2,235	3,546	0	1,311	2,235	3,546	(1,150)	12/9/2005	0 to 50 YEARS
TRU Combo - Florence, SC	None	683	3,369	4,052	0	683	3,369	4,052	(1,581)	12/9/2005	0 to 50 YEARS
TRU Combo - S. Columbia, SC	None	2,037	4,134	6,171	0	2,037	4,134	6,171	(1,815)	12/9/2005	0 to 50 YEARS
TRU Combo - Anderson, SC	None	1,017	3,876	4,893	0	1,017	3,876	4,893	(1,693)	12/9/2005	0 to 50 YEARS
TRU Combo - Asheville, NC	None	2,231	2,700	4,931	0	2,231	2,700	4,931	(1,113)	12/9/2005	0 to 50 YEARS
TRU Combo - Belleville, TN	None	1,923	1,969	3,892	0	1,923	1,969	3,892	(884)	12/9/2005	0 to 50 YEARS
TRU Combo - Athens, GA	None	622	2,116	2,738	0	622	2,116	2,738	(896)	12/9/2005	0 to 50 YEARS
TRU Alpharetta, GA	None	2,110	3,834	5,944	0	2,110	3,834	5,944	(1,641)	12/9/2005	0 to 50 YEARS
TRU Tupelo, MS	None	481	1,983	2,464	0	481	1,983	2,464	(680)	12/9/2005	0 to 50 YEARS
TRU Warner Robins, GA	None	580	1,472	2,052	0	580	1,472	2,052	(493)	12/9/2005	0 to 50 YEARS
TRU Rome, GA	None	361	1,410	1,771	0	361	1,410	1,771	(505)	12/9/2005	0 to 50 YEARS
TRU Combo - Douglasville, GA	None	3,001	3,169	6,170	0	3,001	3,169	6,170	(987)	12/9/2005	0 to 50 YEARS
TRU Jackson, TN	None	554	1,971	2,525	0	554	1,971	2,525	(697)	12/9/2005	0 to 50 YEARS
TRU Combo - Murfreeboro, TN	None	981	2,096	3,077	0	981	2,096	3,077	(669)	12/9/2005	0 to 50 YEARS
TRU Geoffrey - Jefferson, KY	None	989	3,410	4,399	0	989	3,410	4,399	(1,725)	12/9/2005	0 to 50 YEARS
TRU Geoffrey - Dixie Hwy, KY	None	0	3,750	3,750	0	0	3,750	3,750	(2,262)	12/9/2005	0 to 50 YEARS
TRU Combo - Washington, IN	None	549	2,801	3,350	0	549	2,801	3,350	(1,483)	12/9/2005	0 to 50 YEARS
TRU Combo - Bowling Green, KY	None	623	2,096	2,719	0	623	2,096	2,719	(986)	12/9/2005	0 to 50 YEARS
TRU Geoffrey - Clarksville, IN	None	601	3,146	3,747	0	601	3,146	3,747	(1,320)	12/9/2005	0 to 50 YEARS
TRU Combo - Terre Haute, IN	None	703	2,099	2,802	0	703	2,099	2,802	(979)	12/9/2005	0 to 50 YEARS
TRU Marion, IL	None	478	1,583	2,061	0	478	1,583	2,061	(677)	12/9/2005	0 to 50 YEARS
TRU Combo - Muncie, IN	None	0	3,074	3,074	0	0	3,074	3,074	(963)	12/9/2005	0 to 50 YEARS
TRU Combo - Clarence, NY	None	772	3,015	3,787	(60)	710	3,017	3,727	(1,637)	12/9/2005	0 to 50 YEARS
TRU Combo - Hamburg, NY	None	1,421	3,211	4,632	0	1,421	3,211	4,632	(1,759)	12/9/2005	0 to 50 YEARS
TRU Combo - Livonia, MI	None	249	3,393	3,642	0	249	3,393	3,642	(2,090)	12/9/2005	0 to 50 YEARS
TRU Roseville, MI	None	1,525	6,451	7,976	0	1,525	6,451	7,976	(4,783)	12/9/2005	0 to 50 YEARS
TRU Dearborn, MI	None	1,315	5,176	6,491	0	1,315	5,176	6,491	(3,007)	12/9/2005	0 to 50 YEARS
TRU Pontiac, MI	None	914	3,723	4,637	0	914	3,723	4,637	(1,998)	12/9/2005	0 to 50 YEARS
TRU Combo - Novi, MI	None	1,131	4,411	5,542	0	1,131	4,411	5,542	(2,342)	12/9/2005	0 to 50 YEARS
TRU Combo - Port Huron, MI	None	1,031	2,658	3,689	0	1,031	2,658	3,689	(1,073)	12/9/2005	0 to 50 YEARS
TRU East Lansing, MI	None	0	3,204	3,204	0	0	3,204	3,204	(677)	12/9/2005	0 to 50 YEARS
TRU Combo - Overland Park, KS	None	1,153	3,353	4,506	0	1,153	3,353	4,506	(1,756)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 29, 2011
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Combo - Ferguson, MO	None	1,839	3,702	5,541	0	1,839	3,702	5,541	(1,748)	12/9/2005	0 to 50 YEARS
TRU Combo - East Wichita, KS	None	2,752	2,409	5,161	0	2,752	2,409	5,161	(1,142)	12/9/2005	0 to 50 YEARS
TRU Combo - South County, MO	None	3,205	3,016	6,221	0	3,205	3,016	6,221	(1,366)	12/9/2005	0 to 50 YEARS
TRU Combo - Joplin, MO	None	838	2,472	3,310	0	838	2,472	3,310	(1,091)	12/9/2005	0 to 50 YEARS
TRU Combo - Omaha II, NE	None	1,031	2,220	3,251	0	1,031	2,220	3,251	(948)	12/9/2005	0 to 50 YEARS
TRU Lincoln, NE	None	777	1,868	2,645	0	777	1,868	2,645	(739)	12/9/2005	0 to 50 YEARS
TRU Combo - Colorado Springs, CO	None	2,521	3,504	6,025	0	2,521	3,504	6,025	(1,583)	12/9/2005	0 to 50 YEARS
TRU Council Bluffs, IA	None	709	1,492	2,201	0	709	1,492	2,201	(518)	12/9/2005	0 to 50 YEARS
TRU Geoffrey - Jacksonville, NC	None	0	4,991	4,991	0	0	4,991	4,991	(840)	12/9/2005	0 to 50 YEARS
TRU Combo - Binghamton, NY	None	1,336	4,419	5,755	0	1,336	4,419	5,755	(2,139)	12/9/2005	0 to 50 YEARS
TRU Combo - Willowbrook, TX	None	1,416	3,942	5,358	(1,266)	1,416	2,676	4,092	(1,418)	12/9/2005	0 to 50 YEARS
TRU Combo - Okla City, OK	None	1,053	3,430	4,483	0	1,053	3,430	4,483	(1,870)	12/9/2005	0 to 50 YEARS
TRU Combo - Marlow Heights, MD	None	4,024	3,496	7,520	0	4,024	3,496	7,520	(715)	12/9/2005	0 to 50 YEARS
TRU Combo - Owings Mills, MD	None	4,572	7,003	11,575	0	4,572	7,003	11,575	(2,824)	12/9/2005	0 to 50 YEARS
TRU Combo - Salisbury, MD	None	706	3,442	4,148	0	706	3,442	4,148	(645)	12/9/2005	0 to 50 YEARS
BRU Store - Wilkes-Barre, PA	None	0	1,647	1,647	0	0	1,647	1,647	(246)	7/21/2005	0 to 50 YEARS
BRU Store - Erie, PA	None	0	1,442	1,442	0	0	1,442	1,442	(212)	7/21/2005	0 to 50 YEARS
BRU Whitehall, PA	None	0	1,547	1,547	0	0	1,547	1,547	(1,159)	7/21/2005	0 to 50 YEARS
BRU Framingham, MA	None	0	1,868	1,868	0	0	1,868	1,868	(1,445)	7/21/2005	0 to 50 YEARS
BRU North Olmsted, OH	None	0	1,486	1,486	0	0	1,486	1,486	(1,484)	7/21/2005	0 to 50 YEARS
BRU La Mesa, CA	None	0	3,025	3,025	0	0	3,025	3,025	(1,034)	7/21/2005	0 to 50 YEARS
BRU NW Las Vegas, NV	None	0	2,304	2,304	0	0	2,304	2,304	(762)	7/21/2005	0 to 50 YEARS
BRU Cerritos, CA	None	0	2,535	2,535	0	0	2,535	2,535	(801)	7/21/2005	0 to 50 YEARS
BRU Westbury, NY	None	0	2,268	2,268	0	0	2,268	2,268	(1,343)	7/21/2005	0 to 50 YEARS
BRU Bridgewater, NJ	None	0	2,958	2,958	0	0	2,958	2,958	(1,375)	7/21/2005	0 to 50 YEARS
BRU Union, NJ	None	0	1,240	1,240	(72)	0	1,168	1,168	(734)	7/21/2005	0 to 50 YEARS
BRU Commack, NY	None	0	3,117	3,117	0	0	3,117	3,117	(1,245)	7/21/2005	0 to 50 YEARS
BRU Falls Church(Bailey’s), VA	None	0	2,664	2,664	1	0	2,665	2,665	(1,003)	7/21/2005	0 to 50 YEARS
BRU College Point, NY	None	0	3,296	3,296	0	0	3,296	3,296	(1,809)	7/21/2005	0 to 50 YEARS
BRU West Hartford, CT	None	0	4,280	4,280	0	0	4,280	4,280	(1,363)	7/21/2005	0 to 50 YEARS
BRU Douglasville, GA	None	0	1,181	1,181	0	0	1,181	1,181	(351)	7/21/2005	0 to 50 YEARS
BRU Boca Raton, FL	None	0	1,384	1,384	0	0	1,384	1,384	(1,379)	7/21/2005	0 to 50 YEARS
BRU Yonkers, NY	None	0	10,970	10,970	0	0	10,970	10,970	(2,192)	7/21/2005	0 to 50 YEARS
BRU Orange Park, FL	None	0	1,749	1,749	0	0	1,749	1,749	(1,638)	7/21/2005	0 to 50 YEARS
BRU S. Portland, ME	None	0	2,782	2,782	0	0	2,782	2,782	(558)	7/21/2005	0 to 50 YEARS
BRU Bakersfield, CA	None	0	2,515	2,515	0	0	2,515	2,515	(676)	7/21/2005	0 to 50 YEARS
BRU Lithonia(Stonecrest), GA	None	0	1,629	1,629	0	0	1,629	1,629	(297)	7/21/2005	0 to 50 YEARS
BRU Newport News, VA	None	0	1,823	1,823	0	0	1,823	1,823	(444)	7/21/2005	0 to 50 YEARS
BRU Ypsilanti(Ann Arbor), MI	None	0	1,761	1,761	0	0	1,761	1,761	(306)	7/21/2005	0 to 50 YEARS
BRU Brandon, FL	None	0	1,669	1,669	0	0	1,669	1,669	(535)	7/21/2005	0 to 50 YEARS
BRU Brooklyn, NY	None	0	5,084	5,084	0	0	5,084	5,084	(1,719)	7/21/2005	0 to 50 YEARS
BRU Salem, NH	None	0	2,610	2,610	(1)	0	2,609	2,609	(901)	7/21/2005	0 to 50 YEARS
BRU Westminster, CA	None	0	3,436	3,436	0	0	3,436	3,436	(1,047)	7/21/2005	0 to 50 YEARS
BRU Mishawaka, IN	None	0	1,522	1,522	0	0	1,522	1,522	(348)	7/21/2005	0 to 50 YEARS
BRU Store - Portage, MI (Kalamazoo)	None	0	1,283	1,283	0	0	1,283	1,283	(191)	7/21/2005	0 to 50 YEARS
BRU Store - Evansville, IN	None	0	1,529	1,529	0	0	1,529	1,529	(251)	7/21/2005	0 to 50 YEARS
BRU Store - Meridian, ID	None	0	1,523	1,523	0	0	1,523	1,523	(223)	7/21/2005	0 to 50 YEARS
BRU Store - Mt. Olive, NJ	None	0	2,518	2,518	0	0	2,518	2,518	(360)	7/21/2005	0 to 50 YEARS
BRU Store - Poughkeepsie, NY	None	0	1,847	1,847	0	0	1,847	1,847	(904)	7/21/2005	0 to 50 YEARS
BRU Saginaw, MI	None	0	1,316	1,316	0	0	1,316	1,316	(188)	7/21/2005	0 to 50 YEARS
BRU Stockton, CA	None	0	2,569	2,569	0	0	2,569	2,569	(488)	7/21/2005	0 to 50 YEARS
BRU Tacoma, WA	None	0	4,068	4,068	(10)	0	4,058	4,058	(686)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 29, 2011
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
BRU Latham, NY	None	0	2,263	2,263	0	0	2,263	2,263	(343)	7/21/2005	0 to 50 YEARS
BRU East Hanover, NJ	None	0	3,461	3,461	0	0	3,461	3,461	(508)	7/21/2005	0 to 50 YEARS
BRU Middletown, NY	None	0	3,460	3,460	0	0	3,460	3,460	(1,125)	7/21/2005	0 to 50 YEARS
BRU Orem, UT	None	0	1,131	1,131	0	0	1,131	1,131	(1,123)	7/21/2005	0 to 50 YEARS
BRU Newnan, GA	None	0	1,589	1,589	0	0	1,589	1,589	(289)	7/21/2005	0 to 50 YEARS
BRU West Palm Beach, FL	None	0	1,843	1,843	0	0	1,843	1,843	(1,842)	7/21/2005	0 to 50 YEARS
BRU North Charleston, SC	None	0	1,937	1,937	0	0	1,937	1,937	(351)	7/21/2005	0 to 50 YEARS
BRU Duluth(Gwinnett), GA	None	0	2,259	2,259	0	0	2,259	2,259	(957)	7/21/2005	0 to 50 YEARS
BRU Louisville, KY	None	0	3,579	3,579	0	0	3,579	3,579	(757)	7/21/2005	0 to 50 YEARS
BRU Roseville, MI	None	0	1,837	1,837	0	0	1,837	1,837	(580)	7/21/2005	0 to 50 YEARS
BRU Lexington, KY	None	0	1,598	1,598	0	0	1,598	1,598	(477)	7/21/2005	0 to 50 YEARS
BRU Downer’s Grove, IL	None	0	872	872	0	0	872	872	(864)	7/21/2005	0 to 50 YEARS
BRU Grand Rapids, MI	None	0	1,406	1,406	1	0	1,407	1,407	(488)	7/21/2005	0 to 50 YEARS
BRU Katy, TX	None	0	2,206	2,206	0	0	2,206	2,206	(592)	7/21/2005	0 to 50 YEARS
BRU Overland Park, KS	None	0	2,377	2,377	0	0	2,377	2,377	(339)	7/21/2005	0 to 50 YEARS
BRU Clackamas, OR	None	0	1,794	1,794	0	0	1,794	1,794	(558)	7/21/2005	0 to 50 YEARS
BRU Maple Grove, MN	None	0	2,294	2,294	0	0	2,294	2,294	(488)	7/21/2005	0 to 50 YEARS
BRU Ft. Worth(Hulen), TX	None	0	2,481	2,481	0	0	2,481	2,481	(512)	7/21/2005	0 to 50 YEARS
BRU Chesterfield, MO	None	0	2,135	2,135	0	0	2,135	2,135	(400)	7/21/2005	0 to 50 YEARS
BRU Friendswood(Baybrook), TX	None	0	2,497	2,497	0	0	2,497	2,497	(504)	7/21/2005	0 to 50 YEARS
BRU Woodbury, MN	None	0	1,460	1,460	0	0	1,460	1,460	(406)	7/21/2005	0 to 50 YEARS
BRU Spokane, WA	None	0	696	696	0	0	696	696	(692)	7/21/2005	0 to 50 YEARS
BRU Towson, MD	None	0	2,845	2,845	0	0	2,845	2,845	(2,036)	12/9/2005	0 to 50 YEARS
BRU Sarasota, FL	None	0	1,335	1,335	0	0	1,335	1,335	(809)	7/21/2005	0 to 50 YEARS
TRU Framingham, MA	None	0	3,054	3,054	0	0	3,054	3,054	(1,519)	7/21/2005	0 to 50 YEARS
TRU Combo - Swansea, MA	None	0	3,179	3,179	0	0	3,179	3,179	(1,949)	7/21/2005	0 to 50 YEARS
TRU S. Philadelphia, PA	None	0	3,987	3,987	0	0	3,987	3,987	(2,301)	7/21/2005	0 to 50 YEARS
TRU Exton, PA	None	0	3,306	3,306	0	0	3,306	3,306	(1,516)	7/21/2005	0 to 50 YEARS
TRU Heath, OH	None	0	2,166	2,166	0	0	2,166	2,166	(959)	7/21/2005	0 to 50 YEARS
TRU Combo - West Mifflin, PA	None	0	5,463	5,463	0	0	5,463	5,463	(2,920)	7/21/2005	0 to 50 YEARS
TRU Combo - Mansfield, OH	None	0	1,960	1,960	0	0	1,960	1,960	(977)	7/21/2005	0 to 50 YEARS
TRU Combo - South Toledo, OH	None	0	3,378	3,378	16	0	3,394	3,394	(1,488)	7/21/2005	0 to 50 YEARS
TRU Combo - Springfield, MA	None	0	1,937	1,937	0	0	1,937	1,937	(1,923)	7/21/2005	0 to 50 YEARS
TRU Combo - W Harrisburg, PA	None	0	2,939	2,939	(5)	0	2,934	2,934	(2,934)	7/21/2005	0 to 50 YEARS
TRU Cheltenham, PA	None	0	2,874	2,874	(736)	0	2,138	2,138	(2,092)	7/21/2005	0 to 50 YEARS
TRU Combo - Altoona, PA	None	0	1,105	1,105	0	0	1,105	1,105	(846)	7/21/2005	0 to 50 YEARS
TRU Combo - Lima, OH	None	0	2,915	2,915	0	0	2,915	2,915	(2,328)	7/21/2005	0 to 50 YEARS
TRU Combo - Kenwood, OH	None	0	1,552	1,552	0	0	1,552	1,552	(1,534)	7/21/2005	0 to 50 YEARS
TRU Combo - Washington, PA	None	0	1,720	1,720	0	0	1,720	1,720	(1,556)	7/21/2005	0 to 50 YEARS
TRU Combo - Thousand Oaks, CA	None	0	2,957	2,957	2	0	2,959	2,959	(2,757)	7/21/2005	0 to 50 YEARS
TRU Torrance, CA	None	0	3,085	3,085	(2)	0	3,083	3,083	(3,058)	7/21/2005	0 to 50 YEARS
TRU Combo - Mission Bay, CA	None	0	2,593	2,593	0	0	2,593	2,593	(2,560)	7/21/2005	0 to 50 YEARS
TRU Cerritos, CA	None	0	3,139	3,139	0	0	3,139	3,139	(2,769)	7/21/2005	0 to 50 YEARS
TRU Culver City, CA	None	0	2,611	2,611	0	0	2,611	2,611	(2,607)	7/21/2005	0 to 50 YEARS
TRU Combo - Calexico, CA	None	0	3,664	3,664	505	0	4,169	4,169	(1,581)	7/21/2005	0 to 50 YEARS
TRU Combo - Henderson, NV	None	0	3,305	3,305	0	0	3,305	3,305	(1,339)	7/21/2005	0 to 50 YEARS
TRU Alhambra, CA	None	0	1,713	1,713	0	0	1,713	1,713	(1,706)	7/21/2005	0 to 50 YEARS
TRU Combo - Valencia CA	None	0	3,152	3,152	0	0	3,152	3,152	(1,348)	7/21/2005	0 to 50 YEARS
TRU Combo - West Valley, UT	None	0	2,427	2,427	0	0	2,427	2,427	(1,070)	7/21/2005	0 to 50 YEARS
TRU Layton, UT	None	0	1,825	1,825	0	0	1,825	1,825	(634)	7/21/2005	0 to 50 YEARS
TRU Combo - Richmond, CA	None	0	2,718	2,718	0	0	2,718	2,718	(1,040)	7/21/2005	0 to 50 YEARS
TRU Sunnyvale, CA	None	0	3,273	3,273	0	0	3,273	3,273	(2,887)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 29, 2011
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Hayward, CA	None	0	3,097	3,097	0	0	3,097	3,097	(3,047)	7/21/2005	0 to 50 YEARS
TRU Almaden, CA	None	0	2,998	2,998	0	0	2,998	2,998	(2,974)	7/21/2005	0 to 50 YEARS
TRU Combo - Pittsburg, CA	None	0	1,141	1,141	0	0	1,141	1,141	(765)	7/21/2005	0 to 50 YEARS
TRU Combo - San Rafael, CA	None	0	5,734	5,734	0	0	5,734	5,734	(2,771)	7/21/2005	0 to 50 YEARS
TRU Combo - Peoria, IL	None	0	1,909	1,909	(3)	0	1,906	1,906	(1,906)	7/21/2005	0 to 50 YEARS
TRU Burbank, IL	None	0	2,930	2,930	0	0	2,930	2,930	(2,004)	7/21/2005	0 to 50 YEARS
TRU Combo - Normal, IL	None	0	2,780	2,780	0	0	2,780	2,780	(1,333)	7/21/2005	0 to 50 YEARS
TRU Combo - Schaumburg, IL	None	0	2,691	2,691	0	0	2,691	2,691	(2,685)	7/21/2005	0 to 50 YEARS
TRU Combo - Downers Grove, IL	None	0	3,647	3,647	0	0	3,647	3,647	(3,203)	7/21/2005	0 to 50 YEARS
TRU Combo - N. Riverside, IL	None	0	2,437	2,437	0	0	2,437	2,437	(2,437)	7/21/2005	0 to 50 YEARS
TRU Combo - Aurora, IL	None	0	1,687	1,687	0	0	1,687	1,687	(1,685)	7/21/2005	0 to 50 YEARS
TRU Combo - Joliet, IL	None	0	1,408	1,408	0	0	1,408	1,408	(1,390)	7/21/2005	0 to 50 YEARS
TRU Combo - Burnsville, MN	None	0	2,807	2,807	0	0	2,807	2,807	(1,459)	7/21/2005	0 to 50 YEARS
TRU N. Milwaukee, WI	None	0	1,465	1,465	0	0	1,465	1,465	(1,464)	7/21/2005	0 to 50 YEARS
TRU Combo - Minnetonka, MN	None	0	3,939	3,939	0	0	3,939	3,939	(2,063)	7/21/2005	0 to 50 YEARS
TRU Combo - Blaine, MN	None	0	2,311	2,311	0	0	2,311	2,311	(1,779)	7/21/2005	0 to 50 YEARS
TRU Combo - Moline, IL	None	0	962	962	0	0	962	962	(764)	7/21/2005	0 to 50 YEARS
TRU Flint, MI	None	0	1,674	1,674	0	0	1,674	1,674	(1,543)	7/21/2005	0 to 50 YEARS
TRU Combo - Saginaw, MI	None	0	1,742	1,742	0	0	1,742	1,742	(1,742)	7/21/2005	0 to 50 YEARS
TRU Combo - Grand Rapids, MI	None	0	2,045	2,045	0	0	2,045	2,045	(2,045)	7/21/2005	0 to 50 YEARS
TRU Combo - Kalamazoo, MI	None	0	1,123	1,123	(11)	0	1,112	1,112	(1,110)	7/21/2005	0 to 50 YEARS
TRU Muskegon Hgts, MI	None	0	1,160	1,160	0	0	1,160	1,160	(358)	7/21/2005	0 to 50 YEARS
TRU Traverse City, MI	None	0	1,098	1,098	0	0	1,098	1,098	(528)	7/21/2005	0 to 50 YEARS
TRU Colonie, NY	None	0	2,237	2,237	0	0	2,237	2,237	(1,849)	7/21/2005	0 to 50 YEARS
TRU Livingston, NJ	None	0	2,576	2,576	(1)	0	2,575	2,575	(2,574)	7/21/2005	0 to 50 YEARS
TRU Paramus Rt.17, NJ	None	0	13,088	13,088	0	0	13,088	13,088	(13,079)	7/21/2005	0 to 50 YEARS
TRU Middletown, NY	None	0	3,539	3,539	0	0	3,539	3,539	(1,740)	7/21/2005	0 to 50 YEARS
TRU Combo - Yorktown, NY	None	0	5,309	5,309	0	0	5,309	5,309	(2,659)	7/21/2005	0 to 50 YEARS
TRU Combo - Clifton Park, NY	None	0	1,958	1,958	(7)	0	1,951	1,951	(896)	7/21/2005	0 to 50 YEARS
TRU Hazlet, NJ	None	0	1,981	1,981	0	0	1,981	1,981	(1,266)	7/21/2005	0 to 50 YEARS
TRU Bronx, NY	None	0	5,997	5,997	0	0	5,997	5,997	(2,424)	7/21/2005	0 to 50 YEARS
TRU Lawrence Twp., NJ	None	0	4,434	4,434	1	0	4,435	4,435	(2,765)	7/21/2005	0 to 50 YEARS
TRU Combo - Elmira, NY	None	0	2,334	2,334	0	0	2,334	2,334	(1,233)	7/21/2005	0 to 50 YEARS
TRU Combo - Glen Falls, NY	None	0	1,741	1,741	142	0	1,883	1,883	(1,674)	7/21/2005	0 to 50 YEARS
TRU Combo - Phillipsburg, NJ	None	0	2,578	2,578	0	0	2,578	2,578	(1,069)	7/21/2005	0 to 50 YEARS
TRU Beaumont, TX	None	0	1,786	1,786	0	0	1,786	1,786	(1,785)	7/21/2005	0 to 50 YEARS
TRU Geoffrey - Ne San Antonio, TX	None	0	3,810	3,810	0	0	3,810	3,810	(1,451)	7/21/2005	0 to 50 YEARS
TRU Geoffrey - N. Austin, TX	None	0	3,106	3,106	0	0	3,106	3,106	(468)	7/21/2005	0 to 50 YEARS
TRU Combo - Baybrook, TX	None	0	3,643	3,643	0	0	3,643	3,643	(2,041)	7/21/2005	0 to 50 YEARS
TRU El Paso, TX	None	0	2,122	2,122	0	0	2,122	2,122	(1,790)	7/21/2005	0 to 50 YEARS
TRU Combo - Laredo, TX	None	0	2,959	2,959	0	0	2,959	2,959	(1,189)	7/21/2005	0 to 50 YEARS
TRU Geoffrey - Lakeline Austin, TX	None	0	2,473	2,473	0	0	2,473	2,473	(1,022)	7/21/2005	0 to 50 YEARS
TRU Combo - Newington, NH	None	0	3,462	3,462	0	0	3,462	3,462	(1,988)	7/21/2005	0 to 50 YEARS
TRU Combo - Burlington, VT	None	0	2,232	2,232	(2)	0	2,230	2,230	(1,571)	7/21/2005	0 to 50 YEARS
TRU Combo - Hurst, TX	None	0	2,825	2,825	12	0	2,837	2,837	(998)	7/21/2005	0 to 50 YEARS
TRU Combo - North Little Rock, AR	None	0	3,520	3,520	0	0	3,520	3,520	(3,518)	7/21/2005	0 to 50 YEARS
TRU Combo - West Little Rock, AR	None	0	1,340	1,340	0	0	1,340	1,340	(531)	7/21/2005	0 to 50 YEARS
TRU Fayetteville, AR	None	0	1,918	1,918	0	0	1,918	1,918	(891)	7/21/2005	0 to 50 YEARS
TRU Combo - Albuquerque, N.M	None	0	2,058	2,058	0	0	2,058	2,058	(840)	7/21/2005	0 to 50 YEARS
TRU Combo - Clackamas, OR	None	0	1,673	1,673	0	0	1,673	1,673	(1,619)	7/21/2005	0 to 50 YEARS
TRU Idaho Falls, ID	None	0	1,447	1,447	9	0	1,456	1,456	(510)	7/21/2005	0 to 50 YEARS
TRU Combo - Puyallup, WA	None	0	2,926	2,926	0	0	2,926	2,926	(1,149)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 29, 2011
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Cherry Hill, NJ	None	0	4,158	4,158	(1)	0	4,157	4,157	(2,471)	7/21/2005	0 to 50 YEARS
TRU Combo - Dover, DE	None	0	1,073	1,073	0	0	1,073	1,073	(706)	7/21/2005	0 to 50 YEARS
TRU Combo - Manassas, VA	None	0	1,875	1,875	0	0	1,875	1,875	(1,471)	7/21/2005	0 to 50 YEARS
TRU Combo - Springfield, VA	None	0	3,325	3,325	0	0	3,325	3,325	(796)	7/21/2005	0 to 50 YEARS
TRU Sterling, VA	None	0	3,389	3,389	0	0	3,389	3,389	(1,487)	7/21/2005	0 to 50 YEARS
TRU Combo - Burlington, NJ	None	0	2,362	2,362	0	0	2,362	2,362	(2,357)	7/21/2005	0 to 50 YEARS
TRU Combo - Newport News, VA	None	0	2,052	2,052	0	0	2,052	2,052	(938)	7/21/2005	0 to 50 YEARS
TRU Combo - Palm Beach, FL	None	0	3,340	3,340	0	0	3,340	3,340	(998)	7/21/2005	0 to 50 YEARS
TRU Combo - Fort Lauderdale, FL	None	0	4,633	4,633	0	0	4,633	4,633	(2,160)	7/21/2005	0 to 50 YEARS
TRU Tallahassee, FL	None	0	3,265	3,265	0	0	3,265	3,265	(1,619)	7/21/2005	0 to 50 YEARS
TRU Combo - Sanford, FL	None	0	1,807	1,807	0	0	1,807	1,807	(824)	7/21/2005	0 to 50 YEARS
TRU Merritt Island, FL	None	0	1,322	1,322	(294)	0	1,028	1,028	(535)	7/21/2005	0 to 50 YEARS
TRU Combo - Montgomery, AL	None	0	1,917	1,917	0	0	1,917	1,917	(1,192)	7/21/2005	0 to 50 YEARS
TRU Combo - Cumberland, GA	None	0	3,286	3,286	0	0	3,286	3,286	(1,823)	7/21/2005	0 to 50 YEARS
TRU Combo - South Dekalb, GA	None	0	2,675	2,675	0	0	2,675	2,675	(793)	7/21/2005	0 to 50 YEARS
TRU Pensacola, FL	None	0	2,848	2,848	0	0	2,848	2,848	(2,847)	7/21/2005	0 to 50 YEARS
TRU Combo - Shannon Mall, GA	None	0	3,087	3,087	0	0	3,087	3,087	(1,143)	7/21/2005	0 to 50 YEARS
TRU Combo - Clarksville, TN	None	0	2,227	2,227	0	0	2,227	2,227	(1,078)	7/21/2005	0 to 50 YEARS
TRU Dothan, AL	None	0	1,869	1,869	0	0	1,869	1,869	(811)	7/21/2005	0 to 50 YEARS
TRU Albany, GA	None	0	1,007	1,007	0	0	1,007	1,007	(723)	7/21/2005	0 to 50 YEARS
TRU Chattanooga II, TN	None	0	618	618	0	0	618	618	(613)	7/21/2005	0 to 50 YEARS
TRU Myrtle Beach, SC	None	0	2,166	2,166	0	0	2,166	2,166	(688)	7/21/2005	0 to 50 YEARS
TRU Combo - Lexington, KY	None	0	2,734	2,734	0	0	2,734	2,734	(2,269)	7/21/2005	0 to 50 YEARS
TRU Combo - Huntington, WV	None	0	3,238	3,238	0	0	3,238	3,238	(1,593)	7/21/2005	0 to 50 YEARS
TRU Combo - Charleston, WV	None	0	2,201	2,201	0	0	2,201	2,201	(1,015)	7/21/2005	0 to 50 YEARS
TRU Combo - Southfield, MI	None	0	2,708	2,708	0	0	2,708	2,708	(2,706)	7/21/2005	0 to 50 YEARS
TRU Combo - Columbia, MO	None	0	1,396	1,396	0	0	1,396	1,396	(909)	7/21/2005	0 to 50 YEARS
TRU Combo - Aurora, CO	None	0	3,293	3,293	29	0	3,322	3,322	(1,552)	7/21/2005	0 to 50 YEARS
TRU Fargo, ND	None	0	1,589	1,589	5	0	1,594	1,594	(647)	7/21/2005	0 to 50 YEARS
TRU Combo - Englewood, CO	None	0	1,410	1,410	57	0	1,467	1,467	(1,405)	7/21/2005	0 to 50 YEARS
TRU Olathe, KS	None	0	3,029	3,029	(7)	0	3,022	3,022	(1,038)	7/21/2005	0 to 50 YEARS
TRU Combo - Crestwood, MO	None	0	3,233	3,233	0	0	3,233	3,233	(1,311)	7/21/2005	0 to 50 YEARS
TRU Geoffrey - Meridian, MS	None	0	2,525	2,525	0	0	2,525	2,525	(837)	7/21/2005	0 to 50 YEARS
TRU Waterbury, CT	None	0	922	922	0	0	922	922	(629)	7/21/2005	0 to 50 YEARS
TRU Newlington, CT	None	0	1,952	1,952	0	0	1,952	1,952	(1,849)	7/21/2005	0 to 50 YEARS
TRU Combo - Lynnwood, WA	None	0	2,199	2,199	0	0	2,199	2,199	(2,167)	7/21/2005	0 to 50 YEARS
TRU Kennewick, WA	None	0	1,317	1,317	0	0	1,317	1,317	(866)	7/21/2005	0 to 50 YEARS
TRU Combo - Waldorf, MD	None	0	3,569	3,569	0	0	3,569	3,569	(1,665)	12/9/2005	0 to 50 YEARS
TRU Catonsville, MD	None	0	2,731	2,731	0	0	2,731	2,731	(2,727)	12/9/2005	0 to 50 YEARS
TRU Combo - Frederick, MD	None	0	1,861	1,861	0	0	1,861	1,861	(1,643)	12/9/2005	0 to 50 YEARS
TRU Combo - Ocoee, FL	None	0	2,258	2,258	(745)	0	1,513	1,513	(471)	7/21/2005	0 to 50 YEARS

Distribution Centers / Warehouses
TRU Stockton, CA Whse	None	2,110	33,443	35,553	0	2,110	33,443	35,553	(10,871)	12/9/2005	0 to 50 YEARS
TRU Atlanta, GA Whse	None	4,955	37,309	42,264	0	4,955	37,309	42,264	(10,341)	12/9/2005	0 to 50 YEARS
TRU Frederick, MD Whse	None	814	21,003	21,817	0	814	21,003	21,817	(6,623)	12/9/2005	0 to 50 YEARS

Corporate Headquarters
CORP SSC PointView - Wayne HQ	None	35,625	88,449	124,074	224	35,625	88,673	124,298	(9,858)	7/21/2005	15 to 50 YEARS

TOTAL (1)		$284,533	$1,180,835	$1,465,368	($8,729)	$282,974	$1,173,665	$1,456,639	($532,848)

(1) Includes Net properties held for sale as of January 29, 2011.

Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2010, 2009 and 2008 are as follows:

	000000000000	000000000000	000000000000
	Fiscal Year (in thousands)
	2010	2009	2008
Balance at beginning of year	$1,469,577	$1,568,753	$1,581,857
Deductions during year:
Cost of Properties transfers	-	(95,978)	-
Cost of real estate sold	(9,686)	-	-
Other adjustments (1)	(611)	(231)	(2,729)
Asset disposals/retirements (2)	(2,641)	(2,967)	(10,375)

Balance at close of fiscal year	$1,456,639	$1,469,577	$1,568,753

Reconciliations of accumulated depreciation for the three fiscal years ended 2010, 2009 and 2008 are as follows:

	000000000000	000000000000	000000000000
	Fiscal Year (in thousands)
	2010	2009	2008
Balance at beginning of year	$501,012	$500,796	$468,042
Additions (Deductions) during year:
Properties transfers	-	(35,528)	-
Accumulated depreciation on real estate sold	(3,737)	-	-
Provision for depreciation	38,214	38,338	41,945
Asset disposals/retirements (2)	(2,641)	(2,594)	(9,191)

Balance at close of fiscal year	$532,848	$501,012	$500,796

(1)	Primarily due to write-down on certain properties.
(2)	Primarily represents retirements of minor alterations and assets disposed of in connections with store relocations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

Based on that evaluation, our principal executive and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to accomplish their objectives at the reasonable assurance level.

(b) Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is omitted as the Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 is omitted as the Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is omitted as the Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRU Propco I Master Lease

We own fee and leasehold interests in the Properties which we lease on a triple-net basis to Toys-Delaware pursuant to the TRU Propco I Master Lease, as amended and restated (the “Master Lease”). Set forth below are the principal terms of the Master Lease.

Parties

Our subsidiaries, collectively as the “Landlord,” and Toys-Delaware, as the “Tenant.”

Leased properties

357 properties, comprising either fee interests or ground-leased land and the improvements thereon, or space-leased premises.

Term

The Master Lease will expire on June 30, 2029, except with respect to any Property that is ground- or space-leased by the Landlord with a term of expiring prior to June 30, 2029, the Master Lease term for which will expire on the earlier expiration date of such ground or lease space.

Landlord’s termination right for unimproved portions of properties

The Landlord may terminate the Master Lease with respect to any unimproved parcels located at a Property with no adjustment in rent; provided (i) the unimproved parcel shall be used for the purpose of erecting, maintaining and operating other structures and improvements not inconsistent with the use of the related Property, and (ii) the Master Lease termination will not materially adversely affect either the value of the remaining portion of the related Property or the net operating income of the remaining portion of the related Property.

Tenant’s termination rights with respect to an uneconomic property

The Tenant may request a termination of the Master Lease with respect to a Property if, in the good faith judgment of the Tenant, such Property becomes or imminently will become uneconomic or unsuitable for its then primary use. If and when the Landlord (using reasonable, good faith efforts to sell such property) is able sell the Property at its fair market value (unencumbered by the Master Lease), the Master Lease with respect to such property will terminate and, in addition to its sale proceeds, the Landlord will receive from the Tenant a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum, over the sales proceeds for such Property received by the Landlord.

Base rent

The Tenant agreed to pay to the Landlord base rent for the term of the Master Lease for each Property.

The base rent payable by Toys-Delaware to the Company under the Master Lease, effective July 9, 2009, increased to approximately $173 million per annum, net of rents due to third parties. The base rent under the Master Lease increases by 10% on July 1, 2014, July 1, 2019 and July 1, 2024. The base rent under the Master Lease will be reduced by the rent for Properties that are subject to ground or space leases that expire prior to June 30, 2029. The current base rent for these Properties was approximately $10 million per annum, only approximately $2 million of which relates to leases expiring prior to July 1, 2014 and an additional approximately $4 million of which relates to leases expiring between July 1, 2014 and June 30, 2019. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property and Tenant accepts such offer, then the base rent for such Leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.

Base rent is payable monthly in advance. Base rent under the Master Lease is allocated by Property and, to the extent that the Master Lease is terminated with respect to any individual Property (as described above under — Tenant’s termination rights with respect to an uneconomic property”), the total amount of Base rent payable under the Master Lease will thereafter be reduced by the amount allocated to such Property (see Item 1A. “Risk Factors-Risks Relating to the Company — Substantially all of our revenues are generated under the TRU Propco I Master Lease. Unexpected expenses, termination of the TRU Propco I Master Lease, sales of Properties under the TRU Propco I Master Lease or a bankruptcy of the Master Tenant could have a material impact on our financial condition.”).

Additional rent

The Tenant will pay, directly to third-party ground and space lessors, the rents owed under the ground and space leases affecting the Properties and will offset such payments against the base rent described above. The Tenant will also pay when due, directly to the parties entitled to receive the same, all real estate taxes, insurance premiums, utility charges, and common area or association charges or dues.

Late charge

If the Tenant fails to pay base rent within five business days after the same is due, the Tenant will owe the Landlord interest on such amount from the date due until paid at the rate of 10% per annum or, if less, the maximum rate permitted by law.

Net lease; no termination or abatement

Subject to any provision of the Master Lease which expressly provides otherwise, the base rent and any additional rent payable to the Landlord will be paid net to the Landlord, so that the Master Lease will throughout the Term yield to the Landlord the full amount of the base and additional rent payable to the Landlord; the Tenant will not be entitled any abatement, deferment or set-off of rent; and the respective obligations of the Landlord and the Tenant will not be affected by reason of damage to or condemnation of a Property, the interruption or discontinuance of any service or utility servicing a Property, any claim which the Tenant has or might have against the Landlord or by reason of any default or breach of any warranty by the Landlord under the Master Lease or any other agreement between the Landlord and the Tenant or any of its affiliates, any bankruptcy, insolvency, reorganization, composition, readjustment, liquidation, dissolution, winding up or other proceedings affecting the Landlord or any assignee or transferee of the Landlord, or for any other cause whether similar or dissimilar to any of the foregoing other than a discharge of the Tenant from any such obligations as a matter of law.

Tenant’s obligations

The Tenant is obligated (subject to the contest right described below) to:

•	obtain and maintain all rights, licenses and permits required by law in respect of the Properties and maintain, repair and improve the Properties in material compliance with all laws;

•	undertake such alterations to the Properties as may be required to cause the Property to comply with law;

•

keep the Properties insured for the risks and amounts specified in the Master Lease or (at the Tenant’s option) in a manner that conforms in all substantial respects to the insurance coverages generally maintained by the Tenant from time to time for other similarly situated properties owned by Tenant, naming the Landlord as an additional insured and loss payee, as applicable;

•

observe and perform all of the obligations of the Landlord, as tenant, under each ground or space lease, reciprocal easement or other operating agreement or easement affecting the Properties, including, to the extent required by any such lease, agreement or easement, remain in operation as a Toys “R” Us or Babies “R” Us store;

•

maintain and preserve the Properties in good working order and repair, reasonable wear and tear excepted, and from time to time make, or cause to be made, all reasonably necessary repairs, renewals, replacements, betterments and improvements thereto;

•

comply with all of the requirements pertaining to the Properties or other improvements of any insurance board, association, organization or company necessary for the maintenance of insurance covering the Properties; and

•

promptly pay and discharge any lien or charge against the Properties (except for certain permitted encumbrances), including claims and demands of contractors and suppliers that, if unpaid, would result in a lien on any Property, and cause the discharge of all such liens and encumbrances (other than certain permitted encumbrances) within 45 days after receiving written notice of the filing thereof.

Tenant’s contest rights

The Tenant, at its own expense, may contest by appropriate legal, administrative or other proceeding, promptly initiated and conducted in good faith and with due diligence, the amount or validity or application of any real estate taxes, contractor and supplier claim, lien or encumbrance, legal or insurance requirement, and other claims asserted by governmental or third parties that are or would be the Tenant’s obligation under the Master Lease, and, if permitted by law, the Tenant may withhold its performance and/or any payment otherwise required by the contested matter pending the completion of such contest; provided the following conditions are satisfied:

(a) no Master Lease Event of Default has occurred and is continuing, except for a Master Lease Event of Default caused by the matter being contested;

(b) such proceeding will suspend any collection of the contested claim from the Property and from the Tenant and the Landlord, or adequate time will at all times remain prior to such collection;

(c) the affected Property will not be in danger of being sold, forfeited, terminated, canceled or lost;

(d) in the case of a contested insurance requirement, the failure to comply therewith will not impair the validity of any insurance required to be maintained by the Tenant or the right to full payment of any claims thereunder;

(e) in the case of any essential or significant service to a Property, the contest or failure to pay will not result in a discontinuance of any such service without replacement thereof;

(f) in the case of any instrument of record affecting any Property, the contest or failure to perform under any such instrument will not result in the placing of any lien on any such Property (except if such lien would be removed upon completion of such proceedings and the compliance by the parties with the terms of the resulting order, decision or determination);

(g) the Tenant will promptly upon final determination thereof pay the amount of any such taxes or liens, together with all costs, interest and penalties which may be payable in connection therewith; and

(h) the Tenant will respond promptly to any inquiries by the Landlord regarding the status of such contest.

Alterations

The Tenant, at its own expense, may alter, demolish, improve, expand or reduce any Property (each, an “alteration”) so long as the alteration is performed in accordance with applicable legal and insurance requirements; no Master Lease Event of Default has occurred and is continuing; if the alteration, when completed, will adversely affect the value of the Property, the Tenant must restore the Property no later than the expiration or earlier termination of the Master Lease to its state prior to such alteration; the alteration must be performed with due diligence in a good and workmanlike manner; and all materials used in connection with any alteration may be not less than the standard of quality of the materials generally used at the applicable Property as of the date of the Master Lease.

Assignment and subletting

The Tenant may not assign, mortgage or encumber its interest under the Master Lease, without the Landlord’s consent, except that the Tenant may assign the Master Lease to an affiliate. In addition, the Tenant may sublet one or more of the Properties and in consideration for a subtenant’s attornment, the Landlord must provide to such subtenant a non-disturbance agreement on commercially reasonable terms. No assignment or subletting shall release the Tenant from its obligations under the Master Lease.

Casualty and condemnation

The Tenant will be obligated to restore any Property affected by a casualty or condemnation, regardless of the amount of insurance proceeds or condemnation award, which must be paid to the Tenant for use in connection with such restoration, except as described below. Tenant’s base rent obligation will not abate during such period of restoration. In the case of a total condemnation, the Master Lease will terminate with respect to the affected Property. In the case of a substantial casualty or substantial condemnation that cannot be restored prior to the last five years of the Term of the Master Lease, the Tenant will have the right to terminate the Master Lease in respect of the affected Property, and in any such case, the Landlord will be entitled to the insurance proceeds and condemnation award.

Master Lease Events of Default

The occurrence of any one or more of the following events will constitute a “Master Lease Event of Default”:

•	the Tenant fails to pay base rent within five days after the day the same is due and payable;

•	the Tenant fails to pay any other amount owed under the Master Lease when due and payable and such default shall continue for 10 days after notice thereof;

•

the Tenant fails to observe or perform any other obligation under the Master Lease and such failure is not cured within a period of 30 days after receipt of notice from the Landlord, unless such failure is susceptible of cure but cannot reasonably be cured within such 30-day period, in which case, provided the Tenant shall have commenced to cure such failure within such 30-day period and thereafter diligently proceeds to cure the same, such cure period shall be extended for such time as is reasonably necessary for the Tenant in the exercise of due diligence to cure such failure, such additional period not to exceed 90 days; and

•	a voluntary bankruptcy filing by the Tenant, or an involuntary bankruptcy filing in respect of the Tenant that is not dismissed within 90 days after commencement.

Upon the occurrence and continuation of a Master Lease Event of Default, the Landlord will be entitled to terminate the Master Lease, enter the leased premises and re-let the same for the Tenant’s account and seek current and final lease damages.

Indemnification generally and for environmental matters

The Tenant will indemnify the Landlord against all liabilities, claims, damages costs and reasonable expenses imposed upon or incurred by or asserted against the Landlord by reason of: any accident, injury to or death of persons or loss of or damage to property occurring on or about any Property, any contest of any legal or insurance requirement (regardless whether the same is permitted under the Master Lease), the release of any hazardous materials on, in or under any Property first occurring prior to the Landlord acquiring possession and control over such Property or the material violation of any environmental law at any Property, except in each case to the extent resulting from the Landlord’s gross negligence or willful misconduct. The Tenant’s indemnification obligations for environmental matters will terminate with respect to any Property, except to the extent of any claims for such indemnity then pending, five years after the date on which the Landlord shall have first acquired control and possession over such Property, by termination of the Master Lease or otherwise.

Governing law

The Master Lease will be construed with respect to each Property under the substantive laws of the State in which such Property is situated.

Landlord’s right to request a separate lease

If the Landlord conveys or transfers any individual Property, if so requested in writing by the Landlord, the Tenant must execute a new lease with the new owner of the applicable Property, as landlord, which shall relate solely to the conveyed Property and be for the same term as would otherwise pertain under the Master Lease, be for the same rent as would otherwise be payable under the Master Lease with respect to such Property and otherwise generally be on all of the same terms and conditions as set forth in the Master Lease.

True lease

It is the intent of the Landlord and the Tenant that the Master Lease shall constitute a “true lease” of the Properties.

Single lease

It is the intent of the Landlord and the Tenant that (except as a separate lease, as described above, shall have been executed) the Master Lease constitutes a single, integrated and indivisible agreement between the parties for the lease of all parcels constituting the Properties.

Rental Revenues

Our rental revenue is derived from payments received under the master lease agreements we have entered into with Toys-Delaware. The master lease agreements require Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2010, 2009 and 2008, we earned related party Base rent revenues of approximately $244 million, $242 million and $236 million, respectively. In addition, we recorded Tenant reimbursements of approximately $41 million, $44 million and $43 million during fiscals 2010, 2009 and 2008, respectively, under our leasing arrangements with Toys-Delaware.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Service Agreement. The costs are based on a formula for each affiliate, as defined in the Service Agreement. The amount charged to us for these services was approximately $5 million for fiscals 2010, 2009 and 2008, and are recorded in Other operating expenses, net in the Consolidated Statements of Operations.

Transactions with the Sponsors

Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with the Sponsors. From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. Through July 9, 2009, the Sponsors and their affiliates had held debt issued by the Company. As a result of the completion of the offering of the Notes on July 9, 2009, the Sponsors and their affiliates no longer own a portion of such debt. The interest amounts paid on such debt held by related parties for fiscal 2009 and 2008 was $2 million and $4 million, respectively.

Transactions with Toys - Delaware

We sold or transferred the Transferred Properties to Toys-Delaware for $124 million in fiscal 2009. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Consolidated Statement of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. The Company reported the operating results for the Transferred Properties as Earnings from discontinued

operations in its Consolidated Statements of Operations for fiscal years ended January 30, 2010 and January 31, 2009. Refer to Note 3 to the Consolidated Financial Statements entitled “DISCONTINUED OPERATIONS” for further details.

Policy with respect to Transactions with Related Parties

Pursuant to the indentures of the Company and Toys-Delaware, the Company must maintain an arm’s length relationship with any affiliate and may not enter into or be a party to any transaction other than arm’s length transactions, subject to certain exceptions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2010 and 2009.

Audit Fees

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “D&T”) provided professional services to TRU and its consolidated subsidiaries for fiscals 2010 and 2009. A portion of these costs have been allocated to TRU Propco I.

The aggregate fees billed by D&T for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2010 and 2009 and for the reviews of the quarterly financial statements for those fiscal years, and for other services rendered during those fiscal years on our behalf were estimated as follows:

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$245,000	$216,000
Audit-Related Fees (2)	228,000	621,000

(1)	For fiscals 2010 and 2009, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements.

(2)	For fiscals 2010 and 2009, audit-related fees consist of fees related to the Company’s Form S-4 and July 9, 2009 debt offering memorandum.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 55 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

By:	/s/ F. Clay Creasey, Jr.
Name:	F. Clay Creasey, Jr.
Title:	Executive Vice President and Chief Financial Officer

Date: April 28, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys “R” Us, Inc. (“TRU”), the Managing Member of Wayne Real Estate Holding Company, LLC, the Managing Member of Toys “R” Us Property Company I, LLC, such persons performing the similar functions of a board of directors of the registrant, on April 28, 2011.

Signature	Title

/s/ Gerald L. Storch	Chief Executive Officer of TRU
Gerald L. Storch

/s/ F. Clay Creasey, Jr.	Executive Vice President — Chief Financial Officer of TRU and the
F. Clay Creasey, Jr.	registrant (Principal Executive and Financial Officer of the registrant)

/s/ Charles D. Knight	Senior Vice President — Controller of TRU
Charles D. Knight	(Principal Accounting Officer of the registrant)

/s/ F. Clay Creasey, Jr.	Authorized Officer of the Managing Member of the Company
F. Clay Creasey, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent a copy of our annual report or proxy statement to our security holders.

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Formation of Toys “R” Us Property Company I, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (the “Registration Statement”) on December 24, 2009 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Liability Company Agreement of Toys “R” Us Property Company I, LLC (filed as Exhibit 3.2 to the Registration Statement on December 24, 2009 and incorporated herein by reference).

4.1	Indenture, dated as of July 9, 2009, among Toys “R” Us Property Company I, LLC, a Delaware limited liability company, the subsidiaries of Toys “R” Us Property Company I, LLC identified therein, Toys “R” Us, Inc. (with respect to Article XII and provisions related thereto only) and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registration Statement on December 24, 2009 and incorporated herein by reference).

4.2	Form of 10.75% Senior Notes due fiscal 2017 (included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated July 9, 2009, among Toys “R” Us Property Company I, LLC, the subsidiaries of Toys “R” Us Property Company I, LLC identified therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (filed as Exhibit 4.3 to the Registration Statement on December 24, 2009 and incorporated herein by reference).

10.1	Amended and Restated Master Lease Agreement, dated as of July 9, 2009, among Toys “R” Us — Delaware, Inc. and the subsidiaries of Toys “R” Us Property Company I, LLC identified therein (filed as Exhibit 10.1 to the Registration Statement on December 24, 2009 and incorporated herein by reference).

10.2	Domestic Services Agreement, dated as of January 29, 2006, among Toys “R” US — Delaware, Inc., Toys “R” Us, Inc. and the subsidiaries of Toys “R” Us, Inc. identified therein (filed as Exhibit 10.2 to the Registration Statement on December 24, 2009 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d –14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on April 27, 2011, and incorporated herein by reference).