Form 10-Q
period 2011-04-30
Toys R Us Property Co I, LLC
filed 2011-06-14
CIK 1474301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 14, 2011, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	April 30, 2011	January 29, 2011
ASSETS
Current Assets:
Cash	$78,036	$39,708
Due from affiliate, net	9,473	6,649
Prepaid expenses	6,806	6,151
Net properties held for sale	6,675	6,675

Total current assets	100,990	59,183
Real Estate, Net:
Land	277,725	279,325
Buildings, net	507,324	512,510
Leasehold improvements, net	119,598	125,281

Total real estate, net	904,647	917,116
Straight-line rent receivable from affiliate	104,084	97,930
Debt issuance costs	18,206	18,938
Other assets	264	273

	$1,128,191	$1,093,440

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$29,904	$4,232
Real estate taxes payable	11,465	10,383
Deferred third party rent liabilities	846	846
Deferred related party revenue	-	925
Other current liabilities	789	923

Total current liabilities	43,004	17,309
Long-term debt	929,183	928,597
Deferred third party rent liabilities	105,729	104,421
Other non-current liabilities	28	28
Member’s capital	50,247	43,085

	$1,128,191	$1,093,440

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010
Rental revenues:
Base rents	$61,985	$61,097
Tenant reimbursements	10,547	10,898

Total revenues	72,532	71,995

Depreciation	8,493	9,425
Rental expense	12,322	12,047
Common area maintenance expenses	10,547	10,898
Other operating expenses	1,362	1,771

Total operating expenses	32,724	34,141

Operating earnings	39,808	37,854
Interest expense	26,991	26,915

Earnings from continuing operations	12,817	10,939
Earnings from discontinued operations	2,611	217

Net earnings	$15,428	$11,156

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010
Cash Flows from Operating Activities:
Net earnings	$15,428	$11,156
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	8,530	9,821
Amortization of debt issuance costs	732	717
Amortization of original issue discount	586	525
(Gain) loss on sale of real estate	(418)	333
Other non-cash charges	64	-
Changes in operating assets and liabilities:
Prepaid expenses and due from affiliate, net	(3,374)	(185)
Straight-line rent receivable from affiliate, other assets and deferred third party rent liabilities	(5,235)	(5,327)
Accrued interest, real estate taxes payable and other current liabilities	26,620	26,997
Deferred related party revenue	(925)	(465)

Net cash provided by operating activities	42,008	43,572

Cash Flows from Investing Activities:
Proceeds from the sale of real estate	4,586	907

Net cash provided by investing activities	4,586	907

Cash Flows from Financing Activities:
Distributions	(8,266)	-
Capitalized debt issuance/extension fees	-	(8)

Net cash used in financing activities	(8,266)	(8)

Cash:
Net increase during period	38,328	44,471
Cash at beginning of period	39,708	25,037

Cash at end of period	$78,036	$69,508

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL

(Unaudited)

(In thousands)	Member’s Capital

Balance, January 30, 2010	$62,293
Net earnings for the period	11,156

Balance, May 1, 2010	$73,449

Balance, January 29, 2011	$43,085
Net earnings for the period	15,428
Distributions	(8,266)

Balance, April 30, 2011	$50,247

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us – Delaware, Inc. (“Toys-Delaware”). The Condensed Consolidated Balance Sheets as of April 30, 2011 and January 29, 2011, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital for the thirteen weeks ended April 30, 2011 and May 1, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen weeks ended April 30, 2011 and May 1, 2010 are not necessarily indicative of operating results for the full year.

Prior Period Correction

We have corrected the Condensed Consolidated Balance Sheet previously reported as of May 1, 2010 to reflect certain related party reimbursements and third party liabilities, since we are the primary obligor and no legal right of offset existed. As such, although not presented herein, we have increased Current assets and liabilities by approximately $12 million to correctly present these immaterial items. The items included primarily represent third party rent, property taxes and certain operating expenses which are paid directly by Toys-Delaware to the respective third party. The correction had no effect on our previously reported Results of Operations, Member’s Capital and no net effect on Cash Flows.

2. Real estate, net

(In thousands)	April 30, 2011	January 29, 2011

Land	$ 277,725	$ 279,325
Buildings	753,412	755,558
Leasehold improvements	407,473	412,582

	1,438,610	1,447,465
Less: accumulated depreciation	(533,963)	(530,349)

Total	$ 904,647	$ 917,116

During the first quarter of fiscal 2011, we sold one owned property to a third party for gross proceeds of approximately $5 million, resulting in a gain of less than $1 million. Additionally, the master lease agreement requires Toys-Delaware to make a payment to the Company upon termination of the lease in conjunction with the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded a termination payment of approximately $2 million due from Toys- Delaware for the property sold in the first quarter of fiscal 2011.

Net properties held for sale

Assets held for sale represent assets owned by us that our management has committed to sell in the near term. The following assets are classified as held for sale:

(In thousands)	April 30, 2011	January 29, 2011

Land	$ 3,649	$ 3,649
Buildings	4,166	4,166
Leasehold improvements	1,359	1,359

	9,174	9,174
Less: accumulated depreciation	(2,499)	(2,499)

Total	$ 6,675	$ 6,675

3. Discontinued operations

During fiscal 2010, we classified three owned properties as assets held for sale, one of which was sold in fiscal 2010. Additionally, during the first quarter of fiscal 2011, we sold one owned property to a third party not previously classified as assets held for sale during fiscal 2010. Refer to Note 2 to entitled “Real estate, net” for further details regarding the property sold in fiscal 2011 and corresponding termination payment.

We reported the operating results for these properties as Earnings from discontinued operations in the Condensed Consolidated Statements of Operations for the thirteen weeks ended April 30, 2011 and May 1, 2010. The operating results for these properties classified as discontinued operations through April 30, 2011 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statements of Operations for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. These amounts have been summarized below:

(In thousands)	April 30, 2011	May 1, 2010
Total revenues	$ 533	$ 725

Earnings from discontinued operations	$ 2,611	$ 217

4. Long-term debt

As of April 30, 2011 and January 29, 2011, the carrying value of our debt was $929 million, respectively, with fair values of approximately $1,064 million and $1,090 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.

Subsequent Events

In accordance with the indenture governing the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”), we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. We will use such funds as permitted by the indenture governing the Notes, including dividends to Toys “R” Us, Inc. (“TRU”).

Refer to the Annual Report on Form 10-K for further details on indebtedness.

5. Member’s capital

Wayne Real Estate Holding Company, LLC, a direct wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. From time to time, a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU. During the thirteen weeks ended April 30, 2011, we made cash distributions of $8 million.

6. Related party transactions

Rental Revenues

Our rental revenue is derived from payments received under the master lease agreement we have entered into with Toys-Delaware. The master lease agreement requires Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and we record such costs both as an expense and a tenant reimbursement. During the thirteen weeks ended April 30, 2011 and May 1, 2010, we earned related party Base rent revenues of approximately $61 million and $62 million, respectively. In addition, under our leasing arrangements with Toys-Delaware, we recorded Tenant reimbursements of approximately $11 million during each of the thirteen weeks ended April 30, 2011 and May 1, 2010.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Service Agreement”). The costs are allocated based on a formula for each affiliate, as defined in the Service Agreement. During each of the thirteen weeks ended April 30, 2011 and May 1, 2010, the amount charged to us for these services were $1 million and are recorded in Other operating expenses in the Condensed Consolidated Statements of Operations.

7. Due from affiliate, net

As of April 30, 2011 and January 29, 2011, Due from affiliate, net of approximately $9 million and $7 million, respectively, primarily represents Base rents and certain property reimbursements owed to us by Toys-Delaware. The Due from affiliate, net balance as of April 30, 2011 includes a termination payment due from Toys-Delaware of approximately $2 million.

8. Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”). Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 355 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease the properties to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) on a triple-net basis, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Results of Operations

Earnings from Continuing Operations

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Earnings from continuing operations	$ 12,817	$ 10,939	$ 1,878	17.2%

Earnings from continuing operations increased by $1.9 million, or 17.2% to $12.8 million for the thirteen weeks ended April 30, 2011, compared to $10.9 million for the thirteen weeks ended May 1, 2010. Earnings from continuing operations increased primarily due to an increase of $0.5 million in Total revenues primarily as a result of an increase in Base rents and a decrease of $0.9 million in Depreciation as compared to the same period last year.

Total Revenues

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Total revenues	$ 72,532	$ 71,995	$ 537	0.7%

Total revenues increased by $0.5 million, or 0.7%, to $72.5 million for the thirteen weeks ended April 30, 2011, compared to $72.0 million for the thirteen weeks ended May 1, 2010. The increase was primarily due to an increase in Base rents, partially offset by a decrease in Tenant reimbursements.

Depreciation

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Depreciation	$ 8,493	$ 9,425	$ (932)	(9.9)%

Depreciation decreased by $0.9 million, or 9.9%, to $8.5 million for the thirteen weeks ended April 30, 2011, compared to $9.4 million for the thirteen weeks ended May 1, 2010. The decrease was primarily due to assets that became fully depreciated in fiscal 2010.

Rental Expense

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Rental expense	$ 12,322	$ 12,047	$ 275	2.3%

Rental expense had a nominal increase for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Common area maintenance expenses	$ 10,547	$ 10,898	$ (351)	(3.2)%

Common area maintenance expenses had a nominal decrease for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Other operating expenses	$ 1,362	$ 1,771	$ (409)	(23.1)%

Other operating expenses decreased by $0.4 million, or 23.1%, to $1.4 million for the thirteen weeks ended April 30, 2011, compared to $1.8 million for the thirteen weeks ended May 1, 2010. The decrease was primarily due to a loss of less than $1 million from the sale of property during the thirteen weeks ended May 1, 2010.

Interest Expense

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Interest expense	$ 26,991	$ 26,915	$ 76	0.3%

Interest expense had a nominal increase for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010.

Earnings from Discontinued Operations

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Earnings from discontinued operations	$ 2,611	$ 217	$ 2,394	1,103.2%

Earnings from discontinued operations increased by $2.4 million, to $2.6 million for the thirteen weeks ended April 30, 2011, compared to earnings of $0.2 million for the thirteen weeks ended May 1, 2010. The increase was primarily due to a termination payment of approximately $1.7 million from Toys-Delaware as required under the TRU Propco I Master Lease for the property sold in the first quarter of fiscal 2011. In addition, we recorded a gain of approximately $0.4 million from the sale of property during the thirteen weeks ended April 30, 2011. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources

Overview

As of April 30, 2011, we were in compliance with all of our covenants related to the senior unsecured 10.75% notes due fiscal 2017 (the “Notes”).

Our largest source of operating cash flows is cash collections from our lessees. In general, we utilize our cash to service debt, pay normal operating costs and, at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Notes, declare and pay dividends. From time to time, a portion of our cash may also be used to tender a portion of the outstanding Notes as permitted by the indenture governing the Notes. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding the tender of the Notes. We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.

Cash Flows

	13 Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010	$ Change
Net cash provided by operating activities	$ 42,008	$ 43,572	$ (1,564)
Net cash provided by investing activities	4,586	907	3,679
Net cash used in financing activities	(8,266)	(8)	(8,258)

Net increase during period in cash	$ 38,328	$ 44,471	$ (6,143)

Cash Flows Provided by Operating Activities

During the thirteen weeks ended April 30, 2011, net cash provided by operating activities was $42.0 million compared to $43.6 million for the thirteen weeks ended May 1, 2010. The decrease in net cash provided by operating activities was primarily due to a decrease in payments received from Toys-Delaware and an increase in third party prepaid expenses due to the timing of payments. The decrease in net cash provided by operating activities was partially offset by an increase in rental payments received as compared to the prior year.

Cash Flows Provided by Investing Activities

During the thirteen weeks ended April 30, 2011, net cash provided by investing activities was $4.6 million compared to $0.9 million for the thirteen weeks ended May 1, 2010. The increase in net cash provided by investing activities was due to an increase of $3.7 million of proceeds from the sale of real estate.

Cash Flows Used in Financing Activities

During the thirteen weeks ended April 30, 2011, net cash used in financing activities was $8.3 million compared to a nominal amount for the thirteen weeks ended May 1, 2010. The increase in net cash used in financing activities was due to Distributions of $8.3 million made in the current year period.

Debt

Refer to the Annual Report on Form 10-K and Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt.

Subsequent Events

In accordance with the indenture governing the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”), we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. We will use such funds as permitted by the indenture governing the Notes, including dividends to TRU.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, for details on our contractual obligations and commitments.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements

None

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

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys-Delaware’s business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which Toys-Delaware conducts its business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and TRU’s respective substantial levels of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on April 29, 2011 and in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the thirteen weeks ended April 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: June 14, 2011	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of TRU 2005 RE Holding Co., I, LLC, changing its name from TRU 2005 RE Holding Co. I, LLC to Toys “R” Us Property Company I, LLC (filed as Exhibit 3.1 to the Registrant’s Form S-4 registration statement, filed on December 24, 2009 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Liability Company Agreement of Toys “R” Us Property Company I, LLC (filed as Exhibit 3.2 to the Registrant’s Form S-4 registration statement, filed on December 24, 2009 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended April 30, 2011 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 14, 2011 and incorporated herein by reference).