Form 10-Q
period 2011-07-30
Toys R Us Property Co I, LLC
filed 2011-09-13
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
Commission file number 333-164018
_________________________________
Toys “R” Us Property Company I, LLC
(Exact name of registrant as specified in its charter)
_________________________________

Delaware	04-3829291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)
(973) 617-3500
(Registrant’s telephone number, including area code)
 _________________________________
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
As of September 13, 2011, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 30, 2011	January 29, 2011
ASSETS
Current Assets:
Cash	$43,664	$39,708
Due from affiliate, net	10,259	6,649
Prepaid expenses	6,038	6,151
Net properties held for sale	4,000	6,675
Total current assets	63,961	59,183
Real Estate, Net:
Land	277,725	279,325
Buildings, net	503,299	512,510
Leasehold improvements, net	115,702	125,281
Total real estate, net	896,726	917,116
Straight-line rent receivable from affiliate	111,505	97,930
Debt issuance costs	17,473	18,938
Other assets	254	273
Total Assets	$1,089,919	$1,093,440

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$4,440	$4,232
Real estate taxes payable	14,708	10,383
Deferred third party rent liabilities	818	846
Deferred related party revenue	459	925
Other current liabilities	787	923
Total current liabilities	21,212	17,309
Long-term debt	930,298	928,597
Deferred third party rent liabilities	108,176	104,421
Other non-current liabilities	28	28
Member's capital	30,205	43,085
Total Liabilities and Member's Capital	$1,089,919	$1,093,440
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Rental revenues:
Base rents	$60,520	$63,614	$122,505	$124,711
Tenant reimbursements	10,337	10,097	20,884	20,995
Total revenues	70,857	73,711	143,389	145,706

Depreciation	8,446	10,001	16,939	19,426
Rental expense	12,365	14,505	24,687	26,552
Common area maintenance expenses	10,337	10,097	20,884	20,995
Other operating expenses	1,359	1,648	2,721	3,419
Total operating expenses	32,507	36,251	65,231	70,392

Operating earnings	38,350	37,460	78,158	75,314
Interest expense	26,922	26,840	53,913	53,755

Earnings from continuing operations	11,428	10,620	24,245	21,559
Earnings from discontinued operations	2,415	57	5,026	274

Net earnings	$13,843	$10,677	$29,271	$21,833
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010
Cash Flows from Operating Activities:
Net earnings	$29,271	$21,833
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	16,976	20,389
Amortization of debt issuance costs	1,465	1,434
Amortization of original issue discount	1,176	1,055
(Gain) loss on sale of real estate	(392)	333
Other non-cash charges	64	—
Changes in operating assets and liabilities:
Due from affiliate, net	(3,817)	(5,355)
Prepaid expenses	113	798
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(10,563)	(11,178)
Accrued interest, Real estate taxes payable and Other current liabilities	4,397	5,116
Deferred related party revenue	(466)	(465)
Net cash provided by operating activities	38,224	33,960

Cash Flows from Investing Activities:
Proceeds from the sale of real estate	7,883	907
Capital expenditures	(525)	—
Net cash provided by investing activities	7,358	907

Cash Flows from Financing Activities:
Distributions	(42,151)	(41,698)
Long-term debt borrowings	525	—
Capitalized debt issuance/extension costs	—	(8)
Net cash used in financing activities	(41,626)	(41,706)

Cash:
Net increase (decrease) during period	3,956	(6,839)
Cash at beginning of period	39,708	25,037
Cash at end of period	$43,664	$18,198

Supplemental Disclosure of Cash Flow Information:
Interest paid	$51,063	$51,063

Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$—	$(5,599)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL
(Unaudited)

(In thousands)	Member's Capital
Balance, January 30, 2010	$62,293
Net earnings for the period	21,833
Adjustment to the carrying value of net assets previously acquired	(5,599)
Distributions	(41,698)
Balance, July 31, 2010	$36,829

Balance, January 29, 2011	$43,085
Net earnings for the period	29,271
Distributions	(42,151)
Balance, July 30, 2011	$30,205
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. TRU Propco I was formed on September 15, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are indirectly owned by TRU through our holding company, Wayne Real Estate Holding Company, LLC ("Wayne Holdings"), a direct wholly-owned subsidiary of TRU. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys "R" Us-Delaware, Inc. ("Toys-Delaware").
The Condensed Consolidated Balance Sheets as of July 30, 2011 and January 29, 2011, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital for the twenty-six weeks ended July 30, 2011 and July 31, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are not necessarily indicative of operating results for the full year.
Prior Period Corrections
We have corrected the Condensed Consolidated Balance Sheet previously reported as of July 31, 2010 to reflect certain related party reimbursements and third party liabilities, since we are the primary obligor and no legal right of offset existed. As such, although not presented herein, we have increased Current assets and liabilities by approximately $16 million to correctly present these immaterial items. The items included primarily represent third party rent, property taxes and certain operating expenses which are paid directly by Toys-Delaware to the respective third party. The correction had no effect on our previously reported Results of Operations, Member’s Capital and no net effect on Cash Flows.
In addition, in the second quarter of fiscal 2010, we recorded an approximate $8 million adjustment to increase Deferred third party rent liabilities on our Condensed Consolidated Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $6 million and was recorded as a reduction of Member’s Capital. The remaining portion of the correction of approximately $2 million increased Rental expense on the Condensed Consolidated Statement of Operations. In addition, in connection with our master lease agreement, a corresponding correcting adjustment was recorded of approximately $2 million to increase Base rents on the Condensed
Consolidated Statement of Operations and Straight-line rent receivable from affiliates on the Condensed Consolidated
Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact for the thirteen or twenty-six weeks ended July 31, 2010 or any previously reported financial statements.

2. Real estate, net

(In thousands)	July 30, 2011	January 29, 2011
Land	$277,725	$279,325
Buildings	753,412	755,558
Leasehold improvements	407,998	412,582
	1,439,135	1,447,465
Less: accumulated depreciation	(542,409)	(530,349)
Total	$896,726	$917,116

During the twenty-six weeks ended July 30, 2011, we sold two owned properties to third parties for gross proceeds of approximately $8 million, resulting in a net gain of less than $1 million. Additionally, the master lease agreement requires Toys-Delaware to make a payment to the Company upon termination of the lease in conjunction with the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded a termination payment of approximately $4 million for the properties sold during the twenty-six weeks ended July 30, 2011, in Earnings from discontinued operations on the Condensed Consolidated Statement of Operations.
Net properties held for sale
Assets held for sale represent assets owned by us that our management has committed to sell in the near term. The following assets are classified as held for sale:

(In thousands)	July 30, 2011	January 29, 2011
Land	$2,232	$3,649
Buildings	2,111	4,166
Leasehold improvements	738	1,359
	5,081	9,174
Less: accumulated depreciation	(1,081)	(2,499)
Total	$4,000	$6,675

During the twenty-six weeks ended July 30, 2011, we sold two properties, one of which was classified as held for sale. The property which was previously classified as held for sale, was sold to an unrelated third party for gross proceeds of approximately $3 million, which resulted in a nominal loss.

3. Discontinued operations

During fiscal 2010, we classified three owned properties as assets held for sale, one of which was sold in fiscal 2010 and one of which was sold in the second quarter of fiscal 2011. Additionally, during the first quarter of fiscal 2011, we sold one owned property to a third party not previously classified as assets held for sale during fiscal 2010. Refer to Note 2 entitled "Real estate, net" for further details regarding the properties sold in fiscal 2011 and corresponding termination payments.

We reported the operating results for these properties as Earnings from discontinued operations in the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010. The operating results for these properties classified as discontinued operations through July 30, 2011 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010
Total revenues	$353	$722
Earnings from discontinued operations	$2,415	$57

	26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010
Total revenues	$886	$1,447
Earnings from discontinued operations	$5,026	$274
4. Long-term debt
As of July 30, 2011 and January 29, 2011, the carrying value of our debt was $930 million and $929 million, respectively, with fair values of approximately $1,076 million and $1,090 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.
In accordance with the indenture governing the 10.75% senior unsecured notes due fiscal 2017 (the "Notes"), we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time.
Refer to the Annual Report on Form 10-K for further details on indebtedness.
5 . Member’s capital
Wayne Holdings, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. From time to time, a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU.
In accordance with the indenture governing the Notes, we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made cash distributions of approximately $25 million to TRU on June 20, 2011.
During the twenty-six weeks ended July 30, 2011, we made cash distributions of $29 million and $13 million in dividends and return of capital, respectively, which includes the cash distributions of approximately $25 million to TRU on June 20, 2011 related to the expired tender offer. During the twenty-six weeks ended July 31, 2010, we made cash distributions of $22 million and $20 million in dividends and return of capital, respectively.
6. Related party transactions
Rental Revenues
Our rental revenue is derived from payments received under the leasing arrangements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended July 30, 2011 and July 31, 2010, we earned related party Base rent revenues of approximately $60 million and $64 million, respectively. During the twenty-six weeks ended July 30, 2011 and July 31, 2010, we earned related party Base rent revenues of approximately $121 million and $126 million, respectively. In addition, we recorded Tenant reimbursements of approximately $10 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended July 30, 2011 and July 31, 2010. During the twenty-six weeks ended July 30, 2011 and July 31, 2010, we recorded Tenant reimbursements of approximately $21 million, respectively.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses in the Condensed Consolidated Statements of Operations. During the thirteen weeks ended July 30, 2011 and July 31, 2010, the amounts charged to us for these services were $1 million, respectively. During the twenty-six weeks ended July 30, 2011 and July 31, 2010, the amounts charged to us for these services were $2 million, respectively.
7. Due from affiliate, net
As of July 30, 2011 and January 29, 2011, Due from affiliate, net of $10 million and $7 million, respectively, primarily represents Base rents and certain property reimbursements owed to us by Toys-Delaware.
8. Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”). Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 354 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) on a triple-net basis, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Earnings from continuing operations	$11,428	$10,620	$808	7.6%	$24,245	$21,559	$2,686	12.5%
Earnings from continuing operations increased by $0.8 million, or 7.6%, to $11.4 million for the thirteen weeks ended July 30, 2011, compared to $10.6 million for the thirteen weeks ended July 31, 2010. Earnings from continuing operations increased primarily due to a decrease of $3.7 million in Total operating expenses primarily due to decreases in Depreciation and Rental expense, partially offset by a decrease of $2.9 million in Total revenues primarily as a result of a decrease in Base rents.

Earnings from continuing operations increased by $2.7 million, or 12.5%, to $24.3 million for the twenty-six weeks ended July 30, 2011, compared to $21.6 million for the twenty-six weeks ended July 31, 2010. Earnings from continuing operations increased primarily due to a decrease of $5.2 million in Total operating expenses primarily due to decreases in Depreciation and Rental expense, partially offset by a decrease of $2.3 million in Total revenues primarily as a result of a decrease in Base rents.
Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Total revenues	$70,857	$73,711	$(2,854)	(3.9)%	$143,389	$145,706	$(2,317)	(1.6)%
Total revenues decreased by $2.8 million, or 3.9%, to $70.9 million for the thirteen weeks ended July 30, 2011, compared to $73.7 million for the thirteen weeks ended July 31, 2010, and decreased by $2.3 million, or 1.6%, to $143.4 million for the twenty-six weeks ended July 30, 2011, compared to $145.7 million for the twenty-six weeks ended July 31, 2010. The decrease for both periods was predominantly due to a decrease in Base rents, which was primarily due to a non-cash cumulative straight-line lease accounting correction of $2.5 million recorded in the second quarter of fiscal 2010.
Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Depreciation	$8,446	$10,001	$(1,555)	(15.5)%	$16,939	$19,426	$(2,487)	(12.8)%
Depreciation decreased by $1.6 million, or 15.5%, to $8.4 million for the thirteen weeks ended July 30, 2011, compared to $10.0 million for the thirteen weeks ended July 31, 2010, and decreased by $2.5 million, or 12.8%, to $16.9 million for the twenty-six weeks ended July 30, 2011, compared to $19.4 million for the twenty-six weeks ended July 31, 2010. The decrease for both periods was primarily due to assets that became fully depreciated in fiscal 2010.
Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Rental expense	$12,365	$14,505	$(2,140)	(14.8)%	$24,687	$26,552	$(1,865)	(7.0)%
Rental expense decreased by $2.1 million, or 14.8%, to $12.4 million for the thirteen weeks ended July 30, 2011, compared to $14.5 million for the thirteen weeks ended July 31, 2010, and decreased by $1.9 million, or 7.0%, to $24.7 million for the twenty-six weeks ended July 30, 2011, compared to $26.6 million for the twenty-six weeks ended July 31, 2010. The decrease for both periods was primarily due to a non-cash cumulative straight-line lease accounting correction of $2.5 million recorded during the second quarter of fiscal 2010.
Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Common area maintenance expenses	$10,337	$10,097	$240	2.4%	$20,884	$20,995	$(111)	(0.5)%
Common area maintenance expenses increased by $0.2 million, or 2.4%, to $10.3 million for the thirteen weeks ended July 30, 2011, compared to $10.1 million for the thirteen weeks ended July 31, 2010, and decreased by $0.1 million, or 0.5%, to $20.9 million for the twenty-six weeks ended July 30, 2011, compared to $21.0 million for the twenty-six weeks ended July 31, 2010. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Other operating expenses	$1,359	$1,648	$(289)	(17.5)%	$2,721	$3,419	$(698)	(20.4)%
Other operating expenses decreased by $0.3 million, or 17.5%, to $1.3 million for the thirteen weeks ended July 30, 2011, compared to $1.6 million for the thirteen weeks ended July 31, 2010, and decreased by $0.7 million, or 20.4%, to $2.7 million for the twenty-six weeks ended July 30, 2011, compared to $3.4 million for the twenty-six weeks ended July 31, 2010. The decrease in both periods was primarily due to a decrease in management service fees based on a decrease in the fee allocation as determined by management. See Note 6 to the Condensed Financial Statements entitled “Related party transactions” for further details.
Interest Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Interest expense	$26,922	$26,840	$82	0.3%	$53,913	$53,755	$158	0.3%
Interest expense had a nominal increase for the thirteen and twenty-six weeks ended July 30, 2011, compared to the same periods last year.

Earnings from Discontinued Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Earnings from discontinued operations	$2,415	$57	$2,358	4,136.8%	$5,026	$274	$4,752	1,734.3%
Earnings from discontinued operations increased by $2.3 million to $2.4 million for the thirteen weeks ended July 30, 2011,

compared to earnings of $0.1 million for the thirteen weeks ended July 31, 2010. The increase was primarily due to a termination payment of approximately $2.2 million from Toys-Delaware as required under the TRU Propco I Master Lease for a property sold in the second quarter of fiscal 2011. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.
Earnings from discontinued operations increased by $4.7 million to $5.0 million for the twenty-six weeks ended July 30, 2011, compared to earnings of $0.3 million for the twenty-six weeks ended July 31, 2010. The increase was primarily due to termination payments of approximately $3.9 million from Toys-Delaware as required under the TRU Propco I Master Lease for two properties sold during the twenty-six weeks ended July 30, 2011. In addition, we recorded a net gain of approximately $0.4 million from the sale of these two properties during the same period. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources
Overview
As of July 30, 2011, we were in compliance with all of our covenants related to the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”).
Our largest source of operating cash flows is cash collections from our lessees. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Notes, declare and pay dividends. From time to time, a portion of our cash may also be used to tender a portion of the outstanding Notes as permitted by the indenture governing the Notes. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding the tender of the Notes. We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010	Change
Net cash provided by operating activities	$38,224	$33,960	$4,264
Net cash provided by investing activities	7,358	907	6,451
Net cash used in financing activities	(41,626)	(41,706)	80
Net increase (decrease) during period in cash	$3,956	$(6,839)	$10,795
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended July 30, 2011, net cash provided by operating activities was $38.2 million compared to $34.0 million for the twenty-six weeks ended July 31, 2010. The increase in net cash provided by operating activities was primarily due to termination payments received of approximately $3.9 million from Toys-Delaware as required under the TRU Propco I Master Lease for the properties sold during the twenty-six weeks ended July 30, 2011.
Cash Flows Provided by Investing Activities
During the twenty-six weeks ended July 30, 2011, net cash provided by investing activities was $7.4 million compared to $0.9 million for the twenty-six weeks ended July 31, 2010. The increase in net cash provided by investing activities was primarily due to an increase of $7.0 million of proceeds from the sale of real estate, partially offset by an increase in capital expenditures of $0.5 million.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended July 30, 2011, net cash used in financing activities was $41.6 million compared to $41.7 million for the twenty-six weeks ended July 31, 2010. The decrease in net cash used in financing activities was primarily due to an increase in debt, partially offset by an increase in distributions.
Debt
Refer to the Annual Report on Form 10-K and Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt.

In accordance with the indenture governing the Notes, we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made cash distributions of approximately $25 million to TRU on June 20, 2011.
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
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011, for a discussion of critical accounting policies.
Recently Adopted Accounting Pronouncements
None.
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
There has been no material change in our exposure to market risk during the thirteen and twenty-six weeks ended July 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: September 13, 2011	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Formation of TRU 2005 RE Holding Co., I, LLC, changing its name from TRU 2005 RE Holding Co. I, LLC to Toys “R” Us Property Company I, LLC (filed as Exhibit 3.1 to Registrant’s Form S-4 registration statement, filed on December 24, 2009 and incorporated herein by reference).

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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended July 30, 2011 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 13, 2011 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document