Form 10-Q
period 2011-10-29
Toys R Us Property Co I, LLC
filed 2011-12-13
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
Commission file number 333-164018
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
 _________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 13, 2011, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	October 29, 2011	January 29, 2011
ASSETS
Current Assets:
Cash	$80,308	$39,708
Due from affiliate, net	10,528	6,649
Prepaid expenses and other current assets	7,020	6,151
Net properties held for sale	4,000	6,675
Total current assets	101,856	59,183
Real Estate, Net:
Land	277,001	279,325
Buildings, net	497,822	512,510
Leasehold improvements, net	112,126	125,281
Total real estate, net	886,949	917,116
Straight-line rent receivable from affiliate	120,297	97,930
Debt issuance costs	16,740	18,938
Other assets	287	273
Total Assets	$1,126,129	$1,093,440

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$29,694	$4,232
Real estate taxes payable	16,281	10,383
Deferred third party rent liabilities	813	846
Deferred related party revenue	914	925
Other current liabilities	944	923
Total current liabilities	48,646	17,309
Long-term debt	931,467	928,597
Deferred third party rent liabilities	106,848	104,421
Other non-current liabilities	28	28
Member's capital	39,140	43,085
Total Liabilities and Member's Capital	$1,126,129	$1,093,440
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Rental revenues:
Base rents	$62,676	$60,444	$184,808	$184,763
Tenant reimbursements	10,694	9,604	31,482	30,502
Total revenues	73,370	70,048	216,290	215,265

Depreciation	8,071	8,417	24,621	27,719
Rental expense	12,263	12,380	36,971	38,798
Common area maintenance expenses	10,694	9,604	31,482	30,502
Other operating expenses	1,591	1,478	4,312	4,897
Total operating expenses	32,619	31,879	97,386	101,916

Operating earnings	40,751	38,169	118,904	113,349
Interest expense	26,687	26,528	80,600	80,283

Earnings from continuing operations	14,064	11,641	38,304	33,066
Earnings (loss) from discontinued operations	2,945	(277)	7,976	131

Net earnings	$17,009	$11,364	$46,280	$33,197
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010
Cash Flows from Operating Activities:
Net earnings	$46,280	$33,197
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	27,189	29,375
Amortization of debt issuance costs	2,198	2,161
Amortization of original issue discount	1,785	1,601
(Gain) loss on sale of real estate	(216)	333
Other non-cash charges	64	461
Changes in operating assets and liabilities:
Due from affiliate, net	(4,703)	(5,540)
Prepaid expenses and other current assets	(869)	(416)
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(20,896)	(16,061)
Accrued interest, Real estate taxes payable and Other current liabilities	31,381	31,547
Deferred related party revenue	(11)	(2)
Net cash provided by operating activities	82,202	76,656

Cash Flows from Investing Activities:
Proceeds from the sale of real estate	8,588	907
Capital expenditures	(1,050)	—
Net cash provided by investing activities	7,538	907

Cash Flows from Financing Activities:
Distributions	(50,225)	(50,006)
Long-term debt borrowings	1,085	—
Capitalized debt issuance/extension costs	—	(366)
Net cash used in financing activities	(49,140)	(50,372)

Cash:
Net increase during period	40,600	27,191
Cash at beginning of period	39,708	25,037
Cash at end of period	$80,308	$52,228

Supplemental Disclosure of Cash Flow Information:
Interest paid	$51,063	$51,063

Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$—	$(5,599)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL
(Unaudited)

(In thousands)	Member's Capital
Balance, January 30, 2010	$62,293
Net earnings for the period	33,197
Adjustment to the carrying value of net assets previously acquired	(5,599)
Distributions	(50,006)
Balance, October 30, 2010	$39,885

Balance, January 29, 2011	$43,085
Net earnings for the period	46,280
Distributions	(50,225)
Balance, October 29, 2011	$39,140
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. TRU Propco I was formed on September 15, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are indirectly owned by TRU through our holding company, Wayne Real Estate Holding Company, LLC (“Wayne Holdings”), a direct wholly-owned subsidiary of TRU. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).
The Condensed Consolidated Balance Sheets as of October 29, 2011 and January 29, 2011, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are not necessarily indicative of operating results for the full year.
Prior Period Corrections
In the third quarter of fiscal 2011, we recorded an approximate $2 million adjustment to increase Straight-line rent receivable from affiliate on our Condensed Consolidated Balance Sheet to correct a non-cash cumulative prior period straight-line lease accounting error.   In addition, a corresponding adjustment was recorded of approximately $2 million to increase Base rents for the thirteen and thirty-nine weeks ended October 29, 2011 on the Condensed Consolidated Statement of Operations.  Management concluded that this correction did not have a material impact on the financial statements for the thirteen and thirty-nine weeks ended October 29, 2011 or any previously reported financial statements.
We have corrected the Condensed Consolidated Balance Sheet previously reported as of October 30, 2010 to reflect certain related party reimbursements and third party liabilities, since we are the primary obligor and no legal right of offset existed. As such, although not presented herein, we have increased Current assets and liabilities by approximately $17 million to correctly present these immaterial items. The items included primarily represent third party rent, property taxes and certain operating expenses which are paid directly by Toys-Delaware to the respective third parties. The correction had no effect on our previously reported Results of Operations, Member’s Capital and no net effect on Cash Flows.
In addition, in the second quarter of fiscal 2010, we recorded an approximate $8 million adjustment to increase Deferred third party rent liabilities on our Condensed Consolidated Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $6 million and was recorded as a reduction of Member’s capital. The remaining portion of this correction of approximately $2 million increased Rental expense on the Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 30, 2010. In addition, in connection with our master lease agreement, a corresponding correcting adjustment was recorded of approximately $2 million to increase Base rents for the thirty-nine weeks ended October 30, 2010 on the Condensed Consolidated Statement of Operations and Straight-line rent receivable from affiliate on the Condensed Consolidated Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact on the financial statements for the thirty-nine weeks ended October 30, 2010 or any previously reported financial statements.

2. Real estate, net

(In thousands)	October 29, 2011	January 29, 2011
Land	$277,001	$279,325
Buildings	752,151	755,558
Leasehold improvements	407,578	412,582
	1,436,730	1,447,465
Less: accumulated depreciation	(549,781)	(530,349)
Total	$886,949	$917,116

During the thirty-nine weeks ended October 29, 2011, we sold three owned properties to third parties for gross proceeds of approximately $9 million, resulting in a net gain of less than $1 million. Additionally, the master lease agreement requires Toys-Delaware to make a payment to the Company upon termination of the lease in conjunction with the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $6 million for the properties sold during the thirty-nine weeks ended October 29, 2011, in Earnings (loss) from discontinued operations on the Condensed Consolidated Statement of Operations. Termination payments are included in Cash Flows from Operating Activities.
Net properties held for sale
Assets held for sale represent assets owned by us that our management has committed to sell in the near term. The following assets are classified as held for sale:

(In thousands)	October 29, 2011	January 29, 2011
Land	$2,232	$3,649
Buildings	2,111	4,166
Leasehold improvements	738	1,359
	5,081	9,174
Less: accumulated depreciation	(1,081)	(2,499)
Total	$4,000	$6,675

During the thirty-nine weeks ended October 29, 2011, we sold three properties, one of which was classified as held for sale in fiscal 2010. The property which was previously classified as held for sale, was sold to an unrelated third party for gross proceeds of approximately $3 million, resulting in a nominal loss.
Subsequent to the third quarter of fiscal 2011, the property classified as held for sale as of October 29, 2011, was sold for gross proceeds of approximately $3 million. Additionally, we recorded a termination payment of approximately $2 million in the fourth quarter of fiscal 2011.

3. Discontinued operations

During fiscal 2010, we classified three owned properties as assets held for sale, one of which was sold in fiscal 2010, one of which was sold in the second quarter of fiscal 2011 and one which was sold subsequent to the end of the third quarter of fiscal 2011. Additionally, during the thirty-nine weeks ended October 29, 2011, we sold two owned properties to a third party not previously classified as assets held for sale. Lastly, we classified a property in discontinued operations as a result of an early termination of a ground lease. Refer to Note 2 entitled “Real estate, net” for further details regarding the properties sold in fiscal 2011 and corresponding termination payments.

We reported the operating results for these properties as Earnings (loss) from discontinued operations in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010. The operating results for these properties classified as discontinued operations through October 29, 2011 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010
Total revenues	$158	$953
Earnings (loss) from discontinued operations	$2,945	$(277)

	39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010
Total revenues	$1,511	$2,889
Earnings from discontinued operations	$7,976	$131
4. Long-term debt
As of October 29, 2011 and January 29, 2011, the carrying value of our debt was $931 million and $929 million, respectively, with fair values of approximately $1,058 million and $1,090 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.
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
5 . Member’s capital
Wayne Holdings is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our ultimate parent company, TRU. From time to time, a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU.
In accordance with the indenture governing the Notes, we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made cash distributions of dividends of approximately $25 million to TRU on June 20, 2011.
During the thirty-nine weeks ended October 29, 2011, we made cash distributions of $46 million and $4 million in dividends and return of capital, respectively, which includes the cash distributions of approximately $25 million to TRU on June 20, 2011 related to the expired tender offer. During the thirty-nine weeks ended October 30, 2010, we made cash distributions of $33 million and $17 million in dividends and return of capital, respectively.
During the thirty-nine weeks ended October 30, 2010, we recorded an approximate $6 million Adjustment to the carrying value of net assets previously acquired on the Condensed Statement of Changes in Member's Capital to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions. Refer to Note 1 entitled “Basis of Presentation” for further details.

6. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the leasing arrangements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended October 29, 2011 and October 30, 2010, we earned related party Base rent revenues of approximately $62 million and $60 million, respectively. During the thirty-nine weeks ended October 29, 2011 and October 30, 2010, we earned related party Base rent revenues of approximately $183 million and $185 million, respectively. In addition, we recorded Tenant reimbursements of approximately $11 million and $10 million under our leasing arrangements with Toys-Delaware during the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively. During the thirty-nine weeks ended October 29, 2011 and October 30, 2010, we recorded Tenant reimbursements of approximately $32 million and $31 million, respectively.
Termination Payments
As discussed in Note 2 entitled “Real estate, net”, the master lease agreement requires Toys-Delaware to make a payment to the Company upon termination of a lease in conjunction with the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $2 million and $6 million for the thirteen weeks and thirty-nine weeks ended October 29, 2011, respectively, in Earnings (loss) from discontinued operations on the Condensed Consolidated Statement of Operations. Additionally, subsequent to the third quarter of fiscal 2011, we sold a property and recorded a termination payment of approximately $2 million.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded on Other operating expenses in the Condensed Consolidated Statements of Operations. During each of the thirteen weeks ended October 29, 2011 and October 30, 2010, the amounts charged to us for these services were approximately $1 million. During the thirty-nine weeks ended October 29, 2011 and October 30, 2010, the amounts charged to us for these services were approximately $3 million and $4 million, respectively.
7. Due from affiliate, net
As of October 29, 2011 and January 29, 2011, Due from affiliate, net of $11 million and $7 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware.
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
Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”). Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 353 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Earnings from continuing operations	$14,064	$11,641	$2,423	20.8%	$38,304	$33,066	$5,238	15.8%
Earnings from continuing operations increased by $2.4 million, or 20.8%, to $14.1 million for the thirteen weeks ended October 29, 2011, compared to $11.7 million for the thirteen weeks ended October 30, 2010. Earnings from continuing operations increased primarily as a result of an increase in Base rents of $2.2 million predominantly due to a prior period non-cash cumulative straight-line lease accounting correction recorded in the third quarter of fiscal 2011.

Earnings from continuing operations increased by $5.2 million, or 15.8%, to $38.3 million for the thirty-nine weeks ended October 29, 2011, compared to $33.1 million for the thirty-nine weeks ended October 30, 2010. Earnings from continuing operations increased primarily due to a decrease in Depreciation expense of $3.1 million predominantly due to assets that became fully depreciated in fiscal 2010 and a decrease in Rental expense of $1.8 million primarily due to a non-cash cumulative straight-line lease accounting correction recorded in the second quarter of fiscal 2010.
Total Revenues

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Total revenues	$73,370	$70,048	$3,322	4.7%	$216,290	$215,265	$1,025	0.5%
Total revenues increased by $3.3 million, or 4.7%, to $73.4 million for the thirteen weeks ended October 29, 2011, compared to $70.1 million for the thirteen weeks ended October 30, 2010. The increase was primarily due to an increase in Base rents of $2.2 million predominantly due to a non-cash cumulative straight-line lease accounting correction recorded in the third quarter of fiscal 2011, as well as an increase in Tenant reimbursements of $1.1 million.
Total revenues increased by $1.0 million, or 0.5%, to $216.3 million for the thirty-nine weeks ended October 29, 2011, compared to $215.3 million for the thirty-nine weeks ended October 30, 2010. The increase was primarily due to an increase in Tenant reimbursements of $1.0 million.

Depreciation

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Depreciation	$8,071	$8,417	$(346)	(4.1)%	$24,621	$27,719	$(3,098)	(11.2)%
Depreciation decreased by $0.3 million, or 4.1%, to $8.1 million for the thirteen weeks ended October 29, 2011, compared to $8.4 million for the thirteen weeks ended October 30, 2010.
Depreciation decreased by $3.1 million, or 11.2%, to $24.6 million for the thirty-nine weeks ended October 29, 2011, compared to $27.7 million for the thirty-nine weeks ended October 30, 2010. The decrease was primarily due to assets that became fully depreciated in fiscal 2010.
Rental Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Rental expense	$12,263	$12,380	$(117)	(0.9)%	$36,971	$38,798	$(1,827)	(4.7)%
Rental expense had a nominal decrease for the thirteen weeks ended October 29, 2011, compared to the same period last year.
Rental expense decreased by $1.8 million, or 4.7%, to $37.0 million for the thirty-nine weeks ended October 29, 2011, compared to $38.8 million for the thirty-nine weeks ended October 30, 2010. The decrease was primarily due to a $2.5 million non-cash cumulative straight-line lease accounting correction recorded in the second quarter of fiscal 2010.
Common Area Maintenance Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Common area maintenance expenses	$10,694	$9,604	$1,090	11.3%	$31,482	$30,502	$980	3.2%
Common area maintenance expenses increased by $1.1 million, or 11.3%, to $10.7 million for the thirteen weeks ended October 29, 2011, compared to $9.6 million for the thirteen weeks ended October 30, 2010, and increased by $1.0 million, or 3.2%, to $31.5 million for the thirty-nine weeks ended October 29, 2011, compared to $30.5 million for the thirty-nine weeks ended October 30, 2010. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Other operating expenses	$1,591	$1,478	$113	7.6%	$4,312	$4,897	$(585)	(11.9)%
Other operating expenses had a nominal increase for the thirteen weeks ended October 29, 2011, compared to the same period last year.
Other operating expenses decreased by $0.6 million, or 11.9%, to $4.3 million for the thirty-nine weeks ended October 29, 2011, compared to $4.9 million for the thirty-nine weeks ended October 30, 2010. The decrease was primarily due to a decrease in management service fees based on a decrease in the fee allocation as determined by management in accordance with the Domestic Services Agreement.
Interest Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Interest expense	$26,687	$26,528	$159	0.6%	$80,600	$80,283	$317	0.4%

Interest expense had a nominal increase for the thirteen and thirty-nine weeks ended October 29, 2011, compared to the same periods last year.

Earnings (loss) from Discontinued Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Earnings (loss) from discontinued operations	$2,945	$(277)	$3,222	(1,163.2)%	$7,976	$131	$7,845	5,988.5%
Earnings (loss) from discontinued operations increased by $3.2 million to $2.9 million for the thirteen weeks ended October 29, 2011, compared to a loss of $0.3 million for the thirteen weeks ended October 30, 2010. The increase was primarily due to a $2.4 million straight-line adjustment due to an early termination of a ground lease in the fourth quarter of fiscal 2011 as well as a termination payment of approximately $2.3 million from Toys-Delaware as required under the TRU Propco I Master Lease for a property sold in the third quarter of fiscal 2011. These increases were partially offset by accelerated depreciation associated with the termination of a ground lease in the fourth quarter of fiscal 2011.
Earnings (loss) from discontinued operations increased by $7.8 million to $7.9 million for the thirty-nine weeks ended October 29, 2011, compared to earnings of $0.1 million for the thirty-nine weeks ended October 30, 2010. The increase was primarily due to termination payments of approximately $6.2 million from Toys-Delaware as required under the TRU Propco I Master Lease for three properties sold during the thirty-nine weeks ended October 29, 2011 as well as a $2.4 million straight-line adjustment due to an early termination of a ground lease in the fourth quarter of fiscal 2011. These increases were partially offset by accelerated depreciation associated with the termination of a ground lease in the fourth quarter of fiscal 2011. See Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources
Overview
As of October 29, 2011, we were in compliance with all of our covenants related to the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”).
Our largest source of operating cash flows is cash collections from our lessees. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Notes, declare and pay dividends or make distributions. From time to time, a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding the tender for the Notes. We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	Change
Net cash provided by operating activities	$82,202	$76,656	$5,546
Net cash provided by investing activities	7,538	907	6,631
Net cash used in financing activities	(49,140)	(50,372)	1,232
Net increase during period in cash	$40,600	$27,191	$13,409
Cash Flows Provided by Operating Activities
During the thirty-nine weeks ended October 29, 2011, net cash provided by operating activities was $82.2 million compared to $76.7 million for the thirty-nine weeks ended October 30, 2010. The increase in net cash provided by operating activities was primarily due to termination payments received of approximately $6.2 million from Toys-Delaware as required under the TRU Propco I Master Lease for the properties sold during the thirty-nine weeks ended October 29, 2011.

Cash Flows Provided by Investing Activities
During the thirty-nine weeks ended October 29, 2011, net cash provided by investing activities was $7.5 million compared to $0.9 million for the thirty-nine weeks ended October 30, 2010. The increase in net cash provided by investing activities was primarily due to an increase of $7.7 million of proceeds from the sale of real estate, partially offset by capital expenditures of $1.1 million incurred in the current year.
Cash Flows Used in Financing Activities
During the thirty-nine weeks ended October 29, 2011, net cash used in financing activities was $49.1 million compared to $50.4 million for the thirty-nine weeks ended October 30, 2010. The decrease in net cash used in financing activities was primarily due to the Long-term debt borrowings in fiscal 2011 associated with capital project finance obligations and capitalized debt issuance costs incurred in fiscal 2010.
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
There has been no material change in our exposure to market risk during the thirteen and thirty-nine weeks ended October 29, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: December 13, 2011	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and thirty-nine weeks ended October 29, 2011 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on December 13, 2011 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document