Form 10-K
period 2012-01-28
Toys R Us Property Co I, LLC
filed 2012-04-27
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
 ______________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
Commission file number 333-164018
______________________________________
Toys “R” Us Property Company I, LLC
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	04-3829291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)
(973) 617-3500
(Registrant’s telephone number, including area code)
______________________________________
Securities registered pursuant to Section 12(b) or 12(g) of the Act:
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒    No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of April 27, 2012, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.
Toys “R” Us Property Company I, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys “R” Us — Delaware, Inc.'s (“Toys-Delaware”) business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which Toys-Delaware conducts its business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and Toys “R” Us, Inc.'s (“TRU”) respective substantial levels of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission's rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE

PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosure	17

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
Item 13.	Certain Relationships and Related Transactions and Director Independence	55
Item 14.	Principal Accounting Fees and Services	59

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	61

SIGNATURES		62

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		63

INDEX TO EXHIBITS		64

PART I

ITEM 1.    BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2011 ended January 28, 2012; fiscal 2010 ended January 29, 2011; and fiscal 2009 ended January 30, 2010. References to fiscals 2011, 2010 and 2009 are to our fiscal years unless otherwise specified.
Our Business
We are a special purpose entity, owned indirectly by TRU and formed in September 2005. Our four wholly-owned subsidiaries own fee and leasehold interests in 351 properties in the United States (collectively, the “Properties” and each, a “Property”). Wayne Real Estate Company, LLC was formed on May 27, 2005 to hold the property of our headquarters located in Wayne, New Jersey. MAP Real Estate, LLC was formed on July 7, 2005 for the purposes of owning our properties located in Massachusetts, Ohio and Pennsylvania. TRU 2005 RE II Trust was formed on November 28, 2005 to hold our property located in Maryland. TRU 2005 RE I, LLC was formed on September 15, 2005 to own the remaining properties that did not fall within the categories of the other three subsidiaries.
We lease the Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the majority of the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For the financial statements for fiscal year ended January 28, 2012 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.
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
As of January 28, 2012, we owned fee and leasehold interests in 351 properties domestically, which include the following:

•
217 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 7,000 square feet to boutique areas for juvenile (including baby) products (Babies “R” Us Express and Juvenile Expansion formats devote approximately an additional 3,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•	65 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 4,000 to 5,000 square feet to traditional toy products;

•
65 side-by-side stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products;

•	3 distribution centers, which range in size from approximately 600,000 to 1,000,000 square feet;

•	TRU’s headquarters in Wayne, NJ, which is approximately 585,000 square feet.
We believe that the Properties are desirable assets in key locations comprising many characteristics which are difficult to replicate, as they are generally located in proven retail corridors along major thoroughfares with good access, ample parking, frontage and visibility. The Properties are essential to the operations of Toys-Delaware, generating $2.7 billion of U.S. store revenues, which represented approximately 36% of Toys-Delaware’s total U.S. store revenues for fiscal 2011. In the opinion of our management, the Properties are adequately covered by insurance.
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

Geographic Distribution of Properties
The following table sets forth the locations of the Properties as of January 28, 2012:

Location	Number of Properties
Alabama	2
Alaska	1
Arizona	3
Arkansas	3
California	40
Colorado	4
Connecticut	4
Delaware	1
Florida	30
Georgia	16
Idaho	3
Illinois	15
Indiana	8
Iowa	3
Kansas	5
Kentucky	6
Louisiana	2
Maine	3
Maryland	8
Massachusetts	4
Michigan	20
Minnesota	8
Mississippi	3
Missouri	7
Montana	1
Nebraska	2
Nevada	3
New Hampshire	4
New Jersey	16
New Mexico	1
New York	20
North Carolina	4
North Dakota	1
Ohio	6
Oklahoma	1
Oregon	5
Pennsylvania	11
South Carolina	6
Tennessee	6
Texas	26
Utah	5
Vermont	1
Virginia	15
Washington	11
West Virginia	3
Wisconsin	4
Total(1)	351

(1)	Total includes three distribution centers located in California, Georgia and Maryland as well as TRU’s corporate headquarters located in Wayne, NJ.

The TRU Propco I Master Lease
The net base cash rents to be paid by Toys-Delaware to the Company under the TRU Propco I Master Lease, effective July 9, 2009, increased to approximately $173 million per annum, net of rents due to third parties. As of January 28, 2012, the base rents to be paid by Toys-Delaware were approximately $169 million per annum reduced for lease terminations and properties sold. The rental payments are subject to 10% increases on July 1, 2014, July 1, 2019 and July 1, 2024. The base rent will be reduced by the rent for Properties that are subject to ground or space leases that expire prior to June 30, 2029. For a more detailed description of the TRU Propco I Master Lease, see Note 4 to the Consolidated Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
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
Employees
As of January 28, 2012, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco I Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.
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

There are certain members of Toys-Delaware management that are also involved in our management, and each of the Company, Toys-Delaware and their respective management teams are fully aware of their obligations under the TRU Propco I Master Lease and intend to comply with their contractual obligations. In the event of certain payment defaults by Toys-Delaware under the TRU Propco I Master Lease, the holders of the Notes would have the right to accelerate the debt. As a result, in case a conflict of interest were to arise, the Company and Toys-Delaware would have a common interest to resolve the conflict to avoid the acceleration of the debt.
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

ITEM 1A.    RISK FACTORS
Investors should carefully consider the risks described below and all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.
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
Of the 351 Properties we lease to Toys-Delaware, 180 are leased from third parties. Substantially all of these leases include options that allow us to renew or extend the lease term beyond the initial lease period at rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease. As a result, we may be committed to pay rents at above market rental rates for certain of the Properties now and in the future.
Of the 351 Properties we lease to Toys-Delaware, 112 are on land owned by a third party, where we have a leasehold interest via a ground lease. This means that while we have the right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such Properties, we will have no economic interest in the land or building at the expiration of the ground lease if not renewed or if it is terminated due to a breach by us. As a result, although we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with the underlying Property. Further, because we do not completely control the underlying land, the third party owners that lease this land to us could take certain actions to disrupt our rights in the Properties or Toys-Delaware’s operation of the Properties.
Four of the underlying space leases, after giving effect to our renewal options, expire prior to the maturity of the Notes. Pursuant to the TRU Propco I Master Lease, the total rent will be reduced upon a termination of the underlying lease.
The Properties are concentrated in certain states and a downturn in such states could have an adverse affect on us.
Toys-Delaware’s ability to make payments under the TRU Propco I Master Lease and the market value of the Properties could be adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond the control of the Company. The Properties are located in 46 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. A significant percentage of the Properties is located in California (40 Properties, or approximately 11% of the Properties); Florida (30 Properties, or approximately 9% of the Properties); Texas (26 Properties, or approximately 7% of the Properties) and New York (20 Properties, or approximately 6% of the Properties).
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
We and our subsidiaries were formed with the intent that we are a bankruptcy remote entity so as to reduce the likelihood of a bankruptcy of us and our subsidiaries. Although such measures reduce the likelihood that we would incur obligations that would result in a bankruptcy, no assurance can be given that we will not file for bankruptcy protection (including in connection with the commencement of any bankruptcy proceedings of another TRU entity, or otherwise) or that our creditors will not initiate a bankruptcy or similar proceeding against us. Because we are the owner or lessee of the Properties, the possibility that we could become such a debtor is likely greater, from a theoretical standpoint, than with respect to an entity that merely owns financial assets, because, among other reasons, claims may arise against us from our ownership or operation of the Properties.
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
Pari Passu treatment of claims. Regardless whether the TRU Propco I Master Lease was characterized as a true lease or as a financing by a bankruptcy court, any claim for damages against Toys-Delaware under the TRU Propco I Master Lease by us (to the extent allowed as discussed above) would be payable only out of the assets of Toys-Delaware available for such payment. Any such claim would rank pari passu with all unsecured general obligations of Toys-Delaware.
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
Toys-Delaware’s business is highly seasonal. During fiscals 2011, 2010 and 2009 approximately 43%, respectively, of Toys-Delaware’s total revenues were generated in the fourth quarter. Toys-Delaware typically incurs net losses in each of the first three quarters of the year, with a substantial portion of its earnings generated in the fourth quarter. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. In addition, its results in any given period may be affected by the dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.
Toys-Delaware’s industry is highly competitive and competitive conditions may adversely affect its revenues and overall profitability.
The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, Toys-Delaware competes with discount and mass merchandisers such as Wal-Mart and Target, national and regional chains and department stores, as well as local retailers in the market areas Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Toys-Delaware may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact its own e-commerce business, and as they may impact the operating results and investment values of its existing physical stores. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. Toys- Delaware believes that some of its competitors in the toy market and juvenile products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.
Much of the merchandise Toys-Delaware sells is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Toys-Delaware’s business is vulnerable to shifts in demand and pricing, as well as consumer preferences. Competition in the video game market has increased in recent years as mass merchandisers have expanded their offerings in this market, and as alternative sales and distribution channels (such as Internet retailers and electronic distribution of software) have grown in importance.
The baby registry market is highly competitive, with competition based on convenience, quality and selection of merchandise offerings and functionality. Toys-Delaware’s baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of Toys-Delaware’s competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. Within the past few years, the number of multiple registries and on-line registries has steadily increased. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for Toys-Delaware’s baby registry.
If Toys-Delaware fails to compete successfully, Toys-Delaware could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.
Toys-Delaware’s sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.
Many economic and other factors outside Toys-Delaware’s control, including consumer confidence, consumer spending levels,

employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. In addition, changing economic and regulatory conditions and increasing consumer credit delinquencies may cause banks to re-evaluate their lending practices and terms which could have an adverse effect on Toys-Delaware's credit card program and consequently, an adverse effect on its sales. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on Toys-Delaware’s financial performance and position in future fiscal periods.
Toys-Delaware’s operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If its lenders are unable to fund borrowings under their credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business.
Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 28, 2012, Toys-Delaware had no outstanding borrowings under its $1.85 billion secured revolving credit facility (“ABL Facility”). For fiscal 2011, peak borrowings under the ABL Facility were $815 million as Toys-Delaware purchased merchandise for the fourth quarter holiday selling season. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings or business could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While we believe Toys-Delaware currently has adequate sources of funds to provide for its ongoing operations and capital requirements for the next 12 months, any inability on Toys-Delaware's part to have future access to financing, when needed, would have a negative effect on its business.
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
Toys-Delaware continues to implement a series of customer-oriented strategic programs designed to differentiate and strengthen its core merchandise content and service levels and to expand and enhance its merchandise offerings. Toys-Delaware seeks to improve the effectiveness of its marketing and advertising programs for its “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of its growth strategy, the appeal of its store formats, its ability to offer new products to customers, its financial condition, its ability to respond to changing consumer preferences and competitive and economic conditions. Toys-Delaware continuously endeavors to minimize its operating expenses, without adversely affecting the profitability of the business. If it fails to implement successfully some or all of its strategic initiatives, it may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
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

•	the availability of sufficient funds for the expansion;

•	the availability of attractive store locations and the ability to accurately assess the demographic or retail environment and customer demand at a given location;

•	the ability to negotiate favorable lease terms and obtain the necessary permits and zoning approvals;

•	the absence of occupancy delays;

•	the ability to construct, furnish and supply a store in a timely and cost effective manner;

•	the ability to hire and train new personnel, especially store managers, in a cost effective manner;

•	costs of integration, which may be higher than anticipated; and

•	general economic conditions.
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
Sales of video games and video game systems, which have accounted for 8%, 9% and 10% of Toys-Delaware’s annual Total revenues for fiscals 2011, 2010 and 2009, respectively, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. There has not been a new video game system introduced in the past several years, which has negatively affected Toys-Delaware's sales of video games and video game systems in recent periods. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on Toys-Delaware’s sales and profits trends. Additionally, if video game systems manufacturers fail to develop new hardware systems, or if new video products are sold in channels other than traditional retail stores, including through direct on-line distribution to customers, Toys-Delaware’s sales of video game products could continue to decline, which would negatively impact its financial performance.
The success and expansion of Toys-Delaware’s e-commerce business depends on its ability to provide quality service to its Internet customers and if it is not able to provide such services, Toys-Delaware’s future growth will be adversely affected.
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

•	changes in technology;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online

Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and similar types of international laws;

•	breaches of Internet security;

•	failure of Toys-Delaware’s Internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in Toys-Delaware’s Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by Toys-Delaware to process on-line customer orders properly and on time, which may negatively impact future on-line and in store purchases by such customers; and

•	failure by Toys-Delaware’s service provider to provide warehousing and fulfillment services, which may negatively impact future on-line and in store purchases by customers.
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
In fiscal 2011, Toys-Delaware had approximately 1,900 active vendor relationships through which it procures the merchandise that it offers to its customers. For fiscal 2011, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in U.S. dollars, represented approximately 45% of the total products it purchased. Toys-Delaware’s inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, Toys-Delaware’s vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit its vendors’ ability to provide Toys-Delaware with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of Toys-Delaware’s vendors might not adhere to its quality control standards, and Toys-Delaware might not identify the deficiency before merchandise ships to its stores or customers. In addition, Toys-Delaware’s vendors may have difficulty adjusting to Toys-Delaware's changing demands and growing business. Toys-Delaware’s vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage Toys-Delaware’s reputation and brands, and could lead to an increase in customer litigation against Toys-Delaware and an increase in Toys-Delaware’s routine and non-routine litigation costs. Further, any merchandise that does not meet Toys-Delaware’s quality standards could become subject to a recall, which could damage Toys-Delaware’s reputation and brands and harm Toys-Delaware’s business.
If Toys-Delaware’s vendors fail to provide promotional support consistent with past levels, Toys-Delaware’s sales, earnings and cash flow could be adversely affected.
Toys-Delaware’s vendors typically provide it with promotional support for the sale of their products in Toys-Delaware’s stores and on Toys-Delaware’s website. Toys-Delaware also receives allowances for volume-related purchases. As part of this support, Toys-Delaware receives allowances, payments and credits from the vendors which reduce its cost of goods sold, supports the promotion and merchandising of the products Toys-Delaware sells and drives sales at its stores and on its website. We cannot provide assurance that vendors will continue to provide Toys-Delaware with this support consistent with past levels. If Toys-Delaware’s vendors fail to do so, its sales, earnings and cash flow could be adversely affected.
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
As of January 28, 2012, Toys-Delaware leased 806 of its properties pursuant to long-term space and ground leases with third parties (other than subsidiaries of Toys-Delaware), 351 (including three distribution centers and its headquarters) and 39 (including one distribution center) of which are leased from the Company and MAP 2005 Real Estate, LLC, respectively. Total third party rent expense, net of sublease income, was $185 million, $192 million and $152 million in fiscals 2011, 2010 and 2009, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $260 million, $264 million and $258 million for fiscals 2011, 2010 and 2009, respectively. In addition, as of January 28, 2012, Toys-Delaware leased 129 properties from its subsidiary Propco II with total rent expense of $106 million, $107 million and $80 million for fiscals 2011, 2010 and 2009, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its debt instruments, the TRU Propco I Master Lease and/or other obligations.”
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
Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In fiscal years 2011, 2010 and 2009, 9%, 9% and 8% of Toys-Delaware’s Total revenues, respectively, were completed in a currency other than the U.S. dollar. In fiscal 2011, Toys-Delaware’s reported operating earnings would have decreased or increased $10 million if the related foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.
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
Because of Toys-Delaware's extensive international activities, we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The United States Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Toys-Delaware's policies mandate compliance with these anti-bribery laws. We cannot provide assurance that Toys-Delaware's internal control policies and procedures always will protect Toys-Delaware from reckless or criminal acts committed by the employees or agents of Toys-Delaware. Violations of these laws, or allegations of such violations, could disrupt Toys-Delaware's business and result in a material adverse effect on its financial condition, results of operations and cash flows.
International events could delay or prevent the delivery of products to Toys-Delaware’s stores, which could negatively affect its sales and profitability.
A significant portion of products sold by Toys-Delaware are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including labor strikes, work stoppages, boycotts, safety issues on materials, the imposition of trade restrictions in the form of tariffs, embargoes or export controls, “anti-dumping” duties, port security or other events that could slow port activities, could increase the cost and reduce the supply of products available to Toys-Delaware. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although Toys-Delaware attempts to anticipate and manage such situations, both Toys-Delaware’s sales and profitability could be adversely impacted by any such developments in the future.
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
The products Toys-Delaware sells in its stores are subject to regulation by the Consumer Product Safety Commission and similar U.S. state, Canadian and other international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Product safety concerns may require Toys-Delaware to voluntarily remove selected products from its stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to Toys-Delaware’s reputation and increased customer service costs, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
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
Toys-Delaware is involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, shareholders, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against Toys-Delaware, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to Toys-Delaware, Toys-Delaware could be exposed to monetary damages or limits on their ability to operate its business, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
Toys-Delaware is subject to certain regulatory and legal requirements. If it fails to comply with regulatory or legal requirements, its business and results of operations may be adversely affected.
Toys-Delaware is subject to numerous regulatory and legal requirements. Its policies and procedures are required to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission and the Securities and Exchange Commission (“SEC”). In addition, its business activities require it to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on Toys-Delaware's credit card program and its sales. Failure to comply with such laws and regulations could adversely affect its operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm its business and results of operations.
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
The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes and volcano eruptions, or inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures, or the occurrence of pandemic outbreaks, labor strikes, work stoppages, terrorist acts or disruptive global political events, such as civil unrest in countries in which Toys-Delaware’s suppliers are located, or similar disruptions could adversely affect Toys-Delaware’s operations and financial performance. To the extent these events impact one or more of Toys-Delaware’s key vendors or result in the closure of one or more of its distribution centers or a significant number of stores, Toys-Delaware’s operations and financial performance could be materially adversely affected through an inability to make deliveries to its stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendor, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to Toys-Delaware’s distribution centers or stores, the temporary reduction in the availability of products in its stores and disruption to its information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.
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
Toys-Delaware is subject to income taxes in the United States, Puerto Rico and Canada. Toys-Delaware records tax expense based on current tax payments and its estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, Toys-Delaware expects that throughout the year there could be ongoing variability in its quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, Toys-Delaware’s effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations, or by changes to its ownership or capital structures. Fluctuations in Toys-Delaware’s tax obligations and effective tax rate could materially and adversely affect its results of operations.
Changes to accounting rules or regulations may adversely affect Toys-Delaware’s results of operations.
Changes to existing accounting rules or regulations may impact Toys-Delaware’s future results of operations or cause the perception that Toys-Delaware is more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, the SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of accounting principles generally accepted in the United States (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”). The SEC has indicated that it will decide in 2012 whether IFRS will be required for issuers in the United States. Additionally, the Financial Accounting Standards Board (“FASB”) is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. For instance, the FASB and IASB have issued an exposure draft that would require Toys-Delaware to record lease obligations on its balance sheet and make other changes to its financial statements. These and other future changes to accounting rules or regulations may materially adversely affect Toys-Delaware’s reported results of operations and financial position.
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
Toys-Delaware may from time to time acquire complementary companies or businesses. Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with Toys-Delaware, which may result in the diversion of its capital and its management’s attention from other business issues and opportunities. Toys-Delaware may not be able to successfully integrate operations that it acquires, including their personnel, technology, financial systems, distribution and general business operations and procedures. Toys-Delaware cannot provide assurance that any acquisition it makes will be successful and its operating results may be adversely impacted by the integration of a new business and its financial results.
Risks Related to the Master Tenant’s and TRU’s Substantial Indebtedness
Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations or refinance its maturing debt, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU

Propco I Master Lease.
Toys-Delaware is highly leveraged and expects to continue to be. As of January 28, 2012, Toys-Delaware’s total long-term indebtedness was $2.4 billion, of which $2.2 billion was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

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
Toys-Delaware may not be able to generate sufficient cash to service all of its indebtedness and/or its obligations under the TRU Propco I Master Lease and may not be able to refinance its indebtedness. If it is unable to do so, it may be forced to take other actions to satisfy its obligations under its indebtedness, its obligations under the TRU Propco I Master Lease and/or other obligations, which may not be successful.
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
The agreements governing Toys-Delaware’s indebtedness contain various covenants that limit its ability to engage in specified types of transactions, and may adversely affect its ability to operate its business. Among other things, these covenants limit Toys-Delaware’s and its subsidiaries’ ability to:

•	incur certain additional indebtedness;

•	transfer money between Toys-Delaware, its various subsidiaries and TRU;

•	pay dividends on, repurchase or make distributions with respect to its or its subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	enter into certain transactions with its affiliates; and

•	amend certain documents.

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
As of January 28, 2012, total indebtedness of TRU and its subsidiaries (including the Company) was $5.2 billion, of which $3.1 billion was secured indebtedness and $1.4 billion of which matures before the end of fiscal 2013. TRU’s existing cash balances and cash flows from operating activities may not be sufficient to fund its projected cash needs. TRU may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund TRU’s cash needs or to refinance or otherwise fund the repayment of its maturing debt could adversely affect its financial condition, results of operations and ability to make payments on its debt. While TRU is not obligated to make payments under the TRU Propco I Master Lease or the Notes, in the event that TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in such bankruptcy might request a court to order TRU’s assets and liabilities be consolidated with ours or Toys-Delaware’s (including its properties) for the satisfaction of claims of creditors of TRU. We, Toys-Delaware or TRU may become subject to bankruptcy proceedings and in that event our respective rights and obligations may be subject to material modification.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following summarizes our properties as of January 28, 2012:

Ownership	Total Number of Properties

Owned	171
Ground-leased(1)	112
Space-leased	68
Total	351

(1)	Owned buildings on leased land.
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

ITEM 4.    MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 27, 2012, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.
See Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.
We evaluate our cash balances on an ongoing basis and periodically distribute cash to our ultimate parent company, TRU. During fiscal 2011, we made cash distributions of $58 million in dividends. During fiscal 2010, we made cash distributions of $45 million and $13 million in dividends and return of capital, respectively.
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
RESULTS OF OPERATIONS provides an analysis of our consolidated results of operations for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2011.
All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.
EXECUTIVE OVERVIEW
Our Business
We are a special purpose entity, owned indirectly by TRU and formed in September 2005. Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 351 properties in various retail markets throughout the United States. Under the operating company/property company structure, we lease the properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco I Master Lease. For the financial statements for fiscal year ended January 28, 2012 and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
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

Substantially all of our cash revenues are subject to fixed increases under the TRU Propco I Master Lease which will expire in 2029. Also, interest payments under the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”) are fixed at 10.75%. Approximately half of our Properties are leased from third parties and as these leases expire, we may need to renew these leases on terms that may not be as favorable as under the expiring lease. Also, the TRU Propco I Master Lease allows us to charge common area maintenance expenses and certain other operating costs to Toys-Delaware.
Material Trends and Uncertainties
Our primary source of rental revenue and cash flows is derived from the leasing arrangements we have entered into with Toys-Delaware under the TRU Propco I Master Lease which expires in fiscal 2029. We record rental revenue using the straight-line method, which results in recording a consistent rate of revenue over the terms of our lease agreements even when cash rents received increase or decrease over the lease term. Rental payments under the TRU Propco I Master Lease are scheduled to increase by 10% for each property on July 1, 2014, July 1, 2019 and July 1, 2024. Future annual related party base rents may be reduced by payments received from Toys-Delaware by the Company as a result of an early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party. Our largest expense is interest expense; the payment and recording of which is fixed over the term of the Notes due in fiscal 2017.
RESULTS OF OPERATIONS
Fiscal 2011 Compared to Fiscal 2010
Earnings from Continuing Operations

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Earnings from continuing operations	$50,116	$43,807	$6,309	14.4%
Earnings from continuing operations increased by $6.3 million, or 14.4%, to $50.1 million in fiscal 2011 compared to $43.8 million in fiscal 2010. The increase was primarily due to a decrease in Depreciation expense of $3.0 million primarily due to assets that became fully depreciated in fiscal 2010 and an increase in Total revenues of $2.9 million.
Total Revenues

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Total revenues	$286,999	$284,052	$2,947	1.0%
Total revenues increased by $2.9 million, or 1.0%, to $287.0 million in fiscal 2011 compared to $284.1 million in fiscal 2010. The increase was primarily due to an increase in Base rents of $1.9 million predominantly due to a non-cash cumulative straight-line lease accounting correction recorded in fiscal 2011, as well as an increase in Tenant reimbursements of $1.1 million.
Depreciation

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Depreciation	$33,317	$36,366	$(3,049)	(8.4)%
Depreciation decreased by $3.0 million, or 8.4%, to $33.3 million in fiscal 2011 compared to $36.3 million in fiscal 2010. The decrease was primarily due to assets that became fully depreciated in fiscal 2010.
Rental Expense

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Rental expense	$49,300	$50,628	$(1,328)	(2.6)%
Rental expense decreased by $1.3 million, or 2.6%, to $49.3 million in fiscal 2011 compared to $50.6 million in fiscal 2010. The decrease was primarily due to a $2.5 million non-cash cumulative straight-line lease accounting correction recorded in fiscal 2010.

Common Area Maintenance Expenses

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Common area maintenance expenses	$41,027	$39,965	$1,062	2.7%
Common area maintenance expenses increased by $1.0 million, or 2.7%, to $41.0 million in fiscal 2011 compared to $40.0 million in fiscal 2010. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Other operating expenses	$5,895	$6,396	$(501)	(7.8)%
Other operating expenses decreased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Interest Expense

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense	$107,344	$106,890	$454	0.4%
Interest expense increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Earnings from discontinued operations	$10,884	$961	$9,923	1,032.6%
Earnings from discontinued operations increased by $9.9 million to $10.9 million in fiscal 2011 compared to $1.0 million in fiscal 2010. The increase is primarily due to termination payments of approximately $10.9 million from Toys-Delaware as required under the TRU Propco I Master Lease for four properties sold and two early lease terminations during fiscal 2011.
Fiscal 2010 Compared to Fiscal 2009
Earnings from Continuing Operations

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Earnings from continuing operations	$43,807	$51,200	$(7,393)	(14.4)%
Earnings from continuing operations decreased by $7.4 million, or 14.4%, to $43.8 million in fiscal 2010 compared to $51.2 million in fiscal 2009. The decrease was primarily due to an increase of $18.6 million in Interest expense, partially offset by an increase of $9.9 million in Total revenues driven by an increase in Base rents.
Total Revenues

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Total revenues	$284,052	$274,121	$9,931	3.6%
Total revenues increased by $9.9 million, or 3.6%, to $284.1 million in fiscal 2010 compared to $274.2 million in fiscal 2009. The increase was primarily due to the increase in Base rents as a result of the amendments in the TRU Propco I Master Lease on July 9, 2009, partially offset by a reduction in Tenant reimbursements. See Note 4 to our Consolidated Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K for a description of the amendment and restatement of the TRU Propco I Master Lease.

Depreciation

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Depreciation	$36,366	$36,309	$57	0.2%
Depreciation increased by a nominal amount in fiscal 2010 compared to fiscal 2009.
Rental Expense

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Rental expense	$50,628	$47,876	$2,752	5.7%
Rental expense increased by $2.7 million, or 5.7%, to $50.6 million in fiscal 2010 compared to $47.9 million in fiscal 2009. The increase was primarily due to a $2.5 million non-cash cumulative straight-line lease accounting correction recorded in fiscal 2010.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Common area maintenance expenses	$39,965	$41,990	$(2,025)	(4.8)%
Common area maintenance expenses decreased by $2.0 million, or 4.8%, to $40.0 million in fiscal 2010 compared to $42.0 million in fiscal 2009. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Other operating expenses	$6,396	$8,433	$(2,037)	(24.2)%
Other operating expenses decreased by $2.0 million, or 24.2%, to $6.4 million in fiscal 2010 compared to $8.4 million in fiscal 2009. The decrease is primarily due to indirect costs incurred in fiscal 2009 in connection with the issuance of the Notes and repayment of our unsecured credit agreement on July 9, 2009.
Interest Expense

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense	$106,890	$88,313	$18,577	21.0%
Interest expense increased by $18.6 million, or 21.0%, to $106.9 million in fiscal 2010 compared to $88.3 million in fiscal 2009. The increase was primarily due to higher effective interest rates related to the issuance of the Notes in fiscal 2009, partially offset by a reduction in average debt balance and the write-off of $7.9 million of deferred financing costs related to the unsecured credit agreement in fiscal 2009.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Earnings from discontinued operations	$961	$6,017	$(5,056)	(84.0)%
Earnings from discontinued operations decreased by $5.0 million, or 84.0%, to $1.0 million in fiscal 2010 compared to $6.0 million in fiscal 2009. The decrease is primarily due to the operations of 11 sold properties and 14 transferred properties (collectively, the “Transferred Properties”) being included in our results in fiscal 2009, while the Transferred Properties are no longer included in the fiscal 2010 operating results as they were sold or transferred on July 9, 2009. In addition, during fiscal 2010, we classified three owned properties as assets held for sale and recognized an impairment loss of $0.6 million as well as accelerated depreciation related to locations identified for disposal in fiscal 2010.

Liquidity and Capital Resources
Overview
As of January 28, 2012, we were in compliance with all of our covenants related to the Notes.
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

Additionally, the indenture governing the Notes allows the Company to re-invest the net cash proceeds from the sale of properties within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, the Company will make an offer to all holders of the Notes within 30 days to purchase Notes with the Excess Proceeds. Although we have recognized sales proceeds in excess of $10.0 million as of January 28, 2012, these are not classified as Excess Proceeds given the time that has elapsed from the sale of the properties.
We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

(In thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$78,855	$69,038	$78,438
Net cash provided by investing activities	9,680	4,442	171,629
Net cash used in financing activities	(56,132)	(58,809)	(225,360)
Net increase in cash during period	$32,403	$14,671	$24,707
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2011 was $78.9 million, an increase of $9.9 million compared to fiscal 2010. The increase in cash provided by operating activities was primarily due to termination payments received of approximately $10.9 million from Toys-Delaware as required under the TRU Propco I Master Lease for four properties sold and two early lease terminations during fiscal 2011.
Net cash provided by operating activities for fiscal 2010 was $69.0 million, a decrease of $9.4 million compared to fiscal 2009. The decrease in cash provided by operating activities was primarily due to an increase in interest payments of $25.6 million as compared to fiscal 2009, partially offset by an increase of $14.2 million in collections of base rent due to the timing of rental payments received in fiscal 2009 as the amendment and restatement of the TRU Propco I Master Lease on July 9, 2009 changed the payment due date to the first of each month from payments in advance.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities for fiscal 2011 was $9.7 million, an increase of $5.3 million compared to fiscal 2010. The increase in net cash provided by investing activities was primarily due to an increase of $6.9 million of proceeds from the sale of real estate, partially offset by capital expenditures of $1.7 million incurred in fiscal 2011.
Net cash provided by investing activities for fiscal 2010 was $4.4 million, a decrease of $167.2 million compared to fiscal 2009. The decrease in net cash provided by investing activities was primarily due to the release of all restricted cash in fiscal 2009 as a result of the repayment of the outstanding loan balance under our unsecured credit agreement and a decrease of $58.8 million of proceeds received in fiscal 2009 from the Transferred Properties. These decreases were partially offset by $4.4 million of proceeds received from the sale of real estate.

Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscal 2011 was $56.1 million, a decrease of $2.7 million compared to fiscal 2010. The decrease in net cash used in financing activities was primarily due to a $1.7 million lease financing obligation in fiscal 2011, a reduction in Distributions of $0.6 million as compared to the prior year and capitalized debt issuance costs incurred in fiscal 2010.
Net cash used in financing activities for fiscal 2010 was $58.8 million, a decrease of $166.6 million compared to fiscal 2009. The decrease in net cash used in financing activities was primarily due to the repayment of $1.3 billion of our unsecured credit agreement in fiscal 2009 and a decrease of $22.6 million in debt issuance costs. These decreases were partially offset by the proceeds received in fiscal 2009 of $925 million from the offering of the Notes (see Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details), Capital contributions of $141.9 million, which did not recur in fiscal 2010, Amounts received in excess of carrying values of net assets sold of $65.6 million in fiscal 2009 and an increase in Distributions of $23.2 million.
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
Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases associated with real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of January 28, 2012:

	Payments Due By Period
(In thousands)	Fiscal 2012	Fiscals 2013 & 2014	Fiscals 2015 & 2016	Fiscals 2017 and thereafter	Total
Net operating lease obligations (1)	$44,899	$78,174	$55,201	$67,988	$246,262
Lease financing obligation	339	678	678	4,311	6,006
Long-term debt	—	—	—	950,000	950,000
Interest payments	102,125	204,250	204,250	51,063	561,688
Total contractual obligations	$147,363	$283,102	$260,129	$1,073,362	$1,763,956

(1)
Excluded from the Net operating lease obligations displayed above are approximately $917 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2017 and thereafter.

Obligations under our operating leases in the above table do not include payments for real estate taxes, maintenance and insurance or contingent rent. The following table presents these expenses for fiscals 2011, 2010 and 2009:

(In thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Real estate taxes	$31,328	$32,530	$33,970
Maintenance and insurance	8,505	7,120	8,441
Contingent rent	178	383	636
Total	$40,011	$40,033	$43,047
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
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. If a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach.
Revenue Recognition
Base rental revenue is reported on a straight-line basis over the non-cancelable terms of our respective leases. Straight-line rent receivable from affiliate as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in Base rents and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
None.
Refer to Note 11 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their expected impact on the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not participate in speculative derivative trading.
Interest Rate Exposure
During fiscal 2011, the Company had only fixed rate debt and has not entered into any derivatives.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Member of
Toys “R” Us Property Company I, LLC:
We have audited the accompanying consolidated balance sheets of Toys “R” Us Property Company I, LLC and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, changes in member’s capital (deficit) and cash flows for each of the three fiscal years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
April 27, 2012

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Rental revenues:
Base rents	$245,972	$244,087	$232,131
Tenant reimbursements	41,027	39,965	41,990
Total revenues	286,999	284,052	274,121
Depreciation	33,317	36,366	36,309
Rental expense	49,300	50,628	47,876
Common area maintenance expenses	41,027	39,965	41,990
Other operating expenses	5,895	6,396	8,433
Total operating expenses	129,539	133,355	134,608
Operating earnings	157,460	150,697	139,513
Interest expense	107,344	106,890	88,313
Earnings from continuing operations	50,116	43,807	51,200
Earnings from discontinued operations	10,884	961	6,017
Net earnings	$61,000	$44,768	$57,217

See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash	$72,111	$39,708
Due from affiliate, net	9,882	6,649
Prepaid expenses	2,202	6,151
Net properties held for sale	—	6,675
Total current assets	84,195	59,183
Real Estate, Net:
Land	277,001	279,325
Buildings, net	493,883	512,510
Leasehold improvements, net	109,683	125,281
Total real estate, net	880,567	917,116
Straight-line rent receivable from affiliate	129,411	97,930
Debt issuance costs	16,007	18,938
Other assets	283	273
Total Assets	$1,110,463	$1,093,440

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued Interest	$3,928	$4,232
Real estate taxes payable	11,075	10,383
Deferred third party rent liabilities	1,175	846
Deferred related party revenue	1,365	925
Other current liabilities	1,422	923
Total current liabilities	18,965	17,309
Long-term debt	933,516	928,597
Deferred third party rent liabilities	110,159	104,421
Other non-current liabilities	1,537	28
Member’s capital	46,286	43,085
Total Liabilities and Member's Capital	$1,110,463	$1,093,440

See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Cash Flows from Operating Activities:
Net earnings	$61,000	$44,768	$57,217
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	35,932	38,215	38,338
Amortization and write-off of debt issuance costs	2,931	2,894	11,832
Amortization of original issue discount	2,400	2,153	1,154
Loss on sale of real estate	1,385	1,534	—
Other non-cash charges	64	611	310
Changes in operating assets and liabilities:
Due from affiliate, net	(3,493)	(479)	(1,571)
Prepaid expenses	3,949	100	1,291
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(26,640)	(21,225)	(17,715)
Accrued interest, Real estate taxes payable and Other current liabilities	887	7	1,298
Deferred related party revenue	440	460	(13,716)
Net cash provided by operating activities	78,855	69,038	78,438
Cash Flows from Investing Activities:
Proceeds from sale of real estate	11,347	4,442	54
Capital expenditures	(1,667)	—	—
Sales of net assets to affiliates at carrying values	—	—	58,800
Decrease in restricted cash	—	—	112,775
Net cash provided by investing activities	9,680	4,442	171,629
Cash Flows from Financing Activities:
Lease financing obligation	1,667	—	—
Long-term debt borrowings	—	—	925,291
Long-term debt repayments	—	—	(1,300,000)
Capital contributions	—	—	141,920
Amounts received in excess of carrying values of net assets sold	—	—	65,634
Distributions	(57,799)	(58,377)	(35,206)
Capitalized debt issuance costs	—	(432)	(22,999)
Net cash used in financing activities	(56,132)	(58,809)	(225,360)
Cash:
Net increase during period	32,403	14,671	24,707
Cash at beginning of period	39,708	25,037	330
Cash at end of period	$72,111	$39,708	$25,037

Supplemental Disclosure of Cash Flow Information:
Interest paid	$102,125	$102,125	$76,518
Non-Cash Investing and Financing Information:
Real estate assets acquired through lease financing obligations	$2,361	$—	$—
Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$—	$(5,599)	$—
See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL (DEFICIT)

(In thousands)	Member's Capital (Deficit)
Balance, January 31, 2009	$(167,272)
Net earnings for the period	57,217
Capital contribution	141,920
Capital contribution in connection with the sale of properties	65,634
Distributions	(35,206)
Balance, January 30, 2010	$62,293
Net earnings for the period	44,768
Adjustment to the carrying value of net assets previously acquired	(5,599)
Distributions	(58,377)
Balance, January 29, 2011	$43,085
Net earnings for the period	61,000
Distributions	(57,799)
Balance, January 28, 2012	$46,286

See Notes to the Consolidated Financial Statements.

Toys “R” Us Property Company I, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. TRU Propco I was formed on September 15, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are indirectly owned by TRU through our holding company, Wayne Real Estate Holding Company, LLC (“Wayne Holdings”), a direct wholly-owned subsidiary of TRU. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us–Delaware, Inc. (“Toys-Delaware”). The Company is one reportable segment.
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
Through our wholly-owned subsidiaries, we own or lease 351 properties in the United States, which are leased or sub-leased by us to an affiliated entity and various third-party tenants. Our business consists solely of the ownership and leasing of these properties to Toys-Delaware and various third parties.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate all inter-company balances and transactions.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2011	52	January 28, 2012
2010	52	January 29, 2011
2009	52	January 30, 2010
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
Prior Period Correction
During fiscal 2011, we recorded an approximate $2 million adjustment to increase Straight-line rent receivable from affiliate on our Consolidated Balance Sheet to correct a non-cash cumulative prior period straight-line lease accounting error.   In addition, a corresponding adjustment was recorded of approximately $2 million to increase Base rents in fiscal 2011 on the Consolidated Statement of Operations.  Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.
In addition, during fiscal 2010, we recorded an approximate $8 million adjustment to increase Deferred third party rent liabilities on our Consolidated Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $6 million and was recorded as a reduction of Member’s capital. The remaining portion of this correction of approximately $2 million increased Rental expense on the Consolidated Statement of Operations for period ended January 29, 2011. In addition, in connection with our master lease agreement, a corresponding correcting adjustment was recorded of approximately $2 million to increase Base rents on the Consolidated Statement of Operations and Straight-line rent receivable from affiliate on the Consolidated Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact on the financial statements for the period ended January 29, 2011 or any previously reported financial statements.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. If a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach. There were no impairment charges during fiscals 2011 and 2009. During fiscal 2010, we recorded an impairment charge of approximately $1 million.
Rental Revenues
Base rental revenues are recognized on a straight-line basis over the non-cancelable terms of the related leases. Differences between rental revenues recognized and amounts due per the respective lease agreements are recorded on our Consolidated Balance Sheets as Straight-line rent receivable from affiliate. Tenant reimbursements for taxes, insurance and other operating expenses are billed and recognized as revenues in the period the applicable costs are incurred.

The Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”) requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $11 million and $1 million for the fiscal years ended January 28, 2012 and January 29, 2011 in Earnings from discontinued operations on the Consolidated Statements of Operations. There were no termination payments required to be made for the fiscal year ended January 30, 2010.

Debt Issuance Costs
We defer debt issuance costs and amortize such costs into Interest expense over the term of the related debt facility. Debt issuance costs amortized to Interest expense were approximately $3 million, $3 million and $12 million for fiscals 2011, 2010 and 2009, respectively. Unamortized amounts at January 28, 2012 and January 29, 2011, were approximately $16 million and $19 million, respectively. Amortized amounts for fiscal 2009 include the write off of deferred financing costs of approximately $8 million related to the repayment of outstanding debt under our unsecured credit agreement.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred third party rent liabilities are recorded in our Consolidated Balance Sheets in the total amounts of $111 million and $105 million at January 28, 2012 and January 29, 2011, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.
Leases for Lessee only
We lease buildings and land used in our operations. We account for our leases under the provisions of ASC Topic 840, “Leases”, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.
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
Income Taxes
We are treated as a disregarded entity for income tax purposes and, accordingly, the taxable income or loss of the Company is reported in the income tax returns of TRU. No tax provision is recognized in the accompanying Consolidated Financial Statements.
NOTE 2 – REAL ESTATE, NET

(In thousands)	January 28, 2012	January 29, 2011
Land	$277,001	$279,325
Buildings	751,744	755,558
Leasehold improvements	407,060	412,582
	1,435,805	1,447,465
Less: accumulated depreciation	(555,238)	(530,349)
Total	$880,567	$917,116

Net properties held for sale
Assets held for sale represent assets owned by us that our management has committed to sell in the near term. The following assets are classified as held for sale:

(In thousands)	January 29, 2011
Land	$3,649
Buildings	4,166
Leasehold improvements	1,359
9,174
Less: accumulated depreciation	(2,499)
Total	$6,675

During fiscal 2011, we sold all properties previously held for sale in fiscal 2010 to unrelated third parties.

NOTE 3 – DISCONTINUED OPERATIONS

During fiscal 2011, we sold four owned properties, of which two were previously classified as held for sale in fiscal 2010, to unrelated third parties for gross proceeds of approximately $11 million. Additionally, during fiscal 2011, the Company terminated two leases with unrelated third party landlords prior to the expiration of the leases. The TRU Propco I Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of the lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $11 million for four properties sold and two early lease terminations during fiscal 2011 in Earnings from discontinued operations on the Consolidated Statement of Operations. Termination payments are included in Cash Flows from Operating Activities.
During fiscal 2010, we sold two owned properties previously classified as held for sale to unrelated third parties for gross proceeds of approximately $5 million.  In addition, during fiscal 2010, we recorded a termination payment of approximately $1 million from Toys-Delaware as required under the TRU Propco I Master Lease for one of the properties sold.  We reported the operating results for the properties sold in fiscal 2010 as Earnings from discontinued operations in the Consolidated Statements of Operations.
The operating results of properties classified as discontinued operations through January 28, 2012 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Consolidated Statements for all periods presented. These amounts have been summarized below:

	Fiscal Years Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Total revenues (1)	$12,241	$5,867	$4,427
Earnings from discontinued operations	$10,884	$961	$2,396
(1) Includes termination payments received from Toys-Delaware.
On July 9, 2009, we sold 11 owned properties, including properties classified as held for sale, and transferred the leasehold interest in 14 leased properties (collectively, the “Transferred Properties”) to Toys-Delaware for $124 million. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Consolidated Statements of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. We reported the operating results for the Transferred Properties as Earnings from discontinued operations in the Consolidated Statements of Operations for fiscal year ended January 30, 2010.
The operating results of the Transferred Properties classified as discontinued operations through July 9, 2009 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Consolidated Statement of Operations for fiscal year ended January 30, 2010. These amounts have been summarized for fiscal year presented below and are included in the total amounts of Earnings from discontinued operations for fiscal 2009:

Fiscal Year Ended
(In thousands)	January 30, 2010
Total revenues	$10,554
Earnings from discontinued operations	$3,621

NOTE 4 – LEASES
As lessor
Our operations consist of leasing or subleasing properties primarily to our affiliate, Toys-Delaware under a master lease agreement.
Prior to July 9, 2009, we leased our retail properties under a non-cancelable master operating lease (the “Master Lease Agreement”) with Toys-Delaware, under which the underlying leases expired in various years through fiscal 2020.
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
Effective July 9, 2009, annual net base rents under the TRU Propco I Master Lease are scheduled to increase by 10% on July 1, 2014, July 1, 2019 and July 1, 2024. Future annual related party base rents may be reduced by payments received from Toys-Delaware by the Company as a result of an early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party. Refer to Note 3 entitled "DISCONTINUED OPERATIONS" for further details regarding the termination payments received from Toys-Delaware.
In addition to base rents, the TRU Propco I Master Lease provides for tenant reimbursements of specific property operating expenses and real estate taxes. Pursuant to the master lease agreements, we are also entitled to certain third party sublease payments that are collected by Toys-Delaware on our retail properties. During fiscals 2011, 2010 and 2009, we recorded $4 million, $3 million and $3 million, respectively, of third party sublease income as Base rents in our Consolidated Statements of Operations.
Future base rents to be received by us under the TRU Propco I Master Lease as of January 28, 2012 are disclosed in the table below, which reflects the exclusion of the Transferred Properties and the impact of the amendment and restatement of the TRU Propco I Master Lease referred to above:

(In thousands)	Future Related Party Base Rents	Future Third Party Base Rents	Total Future Base Rents
2012	$214,252	$2,814	$217,066
2013	203,641	2,476	206,117
2014	199,947	1,680	201,627
2015	192,844	1,205	194,049
2016	174,870	740	175,610
2017 and subsequent	1,784,033	2,615	1,786,648
Total	$2,769,587	$11,530	$2,781,117
Retail properties leased to Toys-Delaware consist of locations which are owned outright by us (“Owned Locations”); locations which have buildings that are owned by us and land which is controlled through a ground lease with an unrelated third party (“Ground Lease Locations”); and locations that are controlled through straight leases for land and building which we lease from unrelated third parties (“Straight Lease Locations”). For Owned Locations, the TRU Propco I Master Lease agreement contains predetermined fixed escalations of the minimum rentals on July 1, 2014, July 1, 2019 and July 1, 2024. For Ground Lease and Straight Lease Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease or straight lease with the third party. In addition, the predetermined fixed escalations are applied separately to these locations. The net lease payments for ground and straight leases have fixed escalations on July 1, 2014, July 1, 2019 and July 1, 2024 pursuant to the TRU Propco I Master Lease. The escalation for the underlying ground and straight leases occurs as provided in each of the respective lease agreements. For substantially all of the Ground Lease and Straight Lease Locations, Toys-Delaware has a unilateral right to have us take the renewal option at the time the initial underlying lease term expires. Deferred related party revenue was approximately $1 million at January 28, 2012 and January 29, 2011, respectively.
The TRU Propco I Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

As lessee
Our minimum rental commitments under non-cancelable operating leases and capital leases with unaffiliated third parties having a term of more than one year as of January 28, 2012 are as follows:

	Operating Leases	Capital Leases
(In thousands)	Future Minimum Rentals (1)	Lease Financing Obligation
2012	$44,899	$339
2013	41,515	339
2014	36,659	339
2015	30,825	339
2016	24,376	339
2017 and subsequent	67,988	4,311
Total	$246,262	$6,006

(1)
Excluded from the minimum rental commitments displayed above are approximately $917 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2017 and thereafter.

We recognize rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $111 million and $105 million at January 28, 2012 and January 29, 2011, respectively.
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
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was less than $1 million for each of fiscals 2011 and 2010, and $1 million for fiscal 2009. Future payments for maintenance, insurance and real estate taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Although we do not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 4 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 28, 2012.
TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties, for our share of the insurance costs. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.
NOTE 6 – LONG-TERM DEBT
As of January 28, 2012 and January 29, 2011, the carrying value of our debt was $934 million and $929 million, respectively, with fair values of $1,067 million and $1,090 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.

10.75% Senior Notes, due fiscal 2017 ($931 at January 28, 2012)
On July 9, 2009, we completed the offering of $950 million aggregate principal amount of 10.75% senior unsecured notes due fiscal 2017 (the “Notes”). The Notes were issued at a discount of approximately $25 million which resulted in the receipt of proceeds of $925 million. Fees paid in connection with the sale of the Notes were deferred and expensed over the life of the Notes. At January 28, 2012, deferred debt issuance costs for the Notes were $16 million.
The Notes are solely the obligation of the Company and its subsidiaries (the “Guarantors”) and are not guaranteed by TRU or Toys-Delaware. The Notes are guaranteed by the Guarantors, jointly and severally, fully and unconditionally, and the indenture governing the Notes contains covenants, including, among other things, covenants that restrict the ability of us and our Guarantors to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The amount of our net assets that were subject to these restrictions was approximately $46 million as of January 28, 2012. The indenture governing the Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness, pay dividends or make restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, we may redeem up to 35% of the Notes before July 15, 2012 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control with respect to us or TRU, we will be required to offer to purchase the Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to but not including the purchase date. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year.
In accordance with the indenture governing the Notes, we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made a cash distribution of approximately $25 million to TRU on June 20, 2011.

Lease Financing Obligation Associated with a Capital Project
During fiscal 2011, we were significantly involved in the construction of a leased store which included non-standard tenant improvements.  As a result of this involvement, we are deemed the “owner” for accounting purposes and are required to capitalize the construction costs on our Consolidated Balance Sheet.  Upon completion of the project, we performed a sale-leaseback analysis pursuant to ASC 840, “Leases”, and determined that we were unable to derecognize the assets capitalized during construction.  Therefore, in conjunction with this lease, we recorded a finance obligation of $3 million equal to the cash proceeds and fair market value of the assets received.  The rental payments to the landlord are recognized as a reduction of the financing obligation and interest expense. We also continue to recognize rent expense on the ground lease for the land on which this asset was constructed.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value measurements related to long-lived assets held and used are classified as Level 3 were determined using a discounted cash flow valuation method. For those assets classified as Level 2 a relative, market-based approach based on offers was utilized.
There have been no changes in valuation technique or related inputs for the fiscal years ended January 28, 2012 and January 29, 2011.
During the fiscal year ended January 28, 2012, we did not have any impairments on long-lived assets.
During the fiscal year ended January 29, 2011, the fair value of our long-lived assets evaluated for impairment was approximately $5 million, and has been classified as a Level 3 measurement in the fair value hierarchy. We recorded impairment charges of approximately $1 million in fiscal 2010 related to the fair value of our long-lived assets. Because these assets are not measured at fair value on a recurring basis, certain fair value measurements may reflect values at earlier measurement dates and may no longer represent their fair values at January 29, 2011.
NOTE 8 – MEMBER’S CAPITAL (DEFICIT)
Wayne Real Estate, a direct wholly owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our ultimate parent company, TRU. From time to time, a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU. During fiscal 2011, we made cash distributions of $58 million in dividends. During fiscal 2010, we made cash distributions of $45 million and $13 million in dividends and return of capital, respectively. During fiscal 2009, we made cash distributions of $35 million in dividends.
In accordance with the indenture governing the Notes, we commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made cash distributions of dividends of approximately $25 million to TRU on June 20, 2011, included in the distributions described above.
During fiscal 2010, we recorded an approximate $6 million Adjustment to the carrying value of net assets previously acquired on the Consolidated Statement of Changes in Member’s Capital (Deficit) to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions. Management concluded that this correction did not have a material impact on any previously reported financial statements.
Additionally, during fiscal 2009, we received a capital contribution from our indirect parent, TRU, which amounted to $142 million, $138 million of which was used to pay off borrowings under our unsecured credit facility. Also, during fiscal 2009, we sold or transferred properties to affiliates which had a fair value of $124 million and a book value of $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Consolidated Statement of Changes in Members Capital (Deficit) for the fiscal year ended January 30, 2010.
NOTE 9 – RELATED PARTY TRANSACTIONS
Rental Revenues
Our rental revenues are primarily derived from payments received under the leasing arrangements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2011, 2010 and 2009, we earned related party Base rent revenues of approximately $243 million, $244 million and $242 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $41 million during fiscals 2011 and 2010, respectively, and $44 million during fiscal 2009 under our leasing arrangements with Toys-Delaware. Refer to Note 4 entitled “LEASES” for further details regarding our rental arrangements.
Termination Payments
As discussed in Note 3 entitled “DISCONTINUED OPERATIONS”, the TRU Propco I Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $11 million and $1 million for the fiscal years ended January 28, 2012 and January 29, 2011, in Earnings from discontinued operations on the Consolidated Statements of Operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. The amount charged to us for these services was approximately $5 million for each of fiscals 2011, 2010 and 2009, respectively, and are recorded in Other operating expenses in the Consolidated Statements of Operations.

Transactions with the Sponsors
Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. Through July 9, 2009, the Sponsors and their affiliates had held debt issued by the Company. As a result of the completion of the offering of the Notes on July 9, 2009, the Sponsors and their affiliates no longer own a portion of such debt. The interest amounts paid on such debt held by related parties for fiscal 2009 was $2 million.
Transactions with Toys - Delaware
We sold or transferred the Transferred Properties to Toys-Delaware for $124 million in fiscal 2009. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contributions in connection with the sale of properties in the Consolidated Statement of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. We reported the operating results for the Transferred Properties as Earnings from discontinued operations in the Consolidated Statement of Operations for fiscal year ended January 30, 2010. Refer to Note 3 entitled “DISCONTINUED OPERATIONS” for further details.
NOTE 10 – DUE FROM AFFILIATE, NET
As of January 28, 2012 and January 29, 2011, Due from affiliate, net of approximately $10 million and $7 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-10”). The purpose of this update is to resolve the diversity in practice about whether the guidance under ASC Subtopic 360-20, “Property, Plant, and Equipment - Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of ASU 2011-10 is not expected to have a material impact on our Consolidated Financial Statements.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on our Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
January 28, 2012

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
BRU Pinedale(Fresno), CA	None	2,004	2,744	4,748	—	2,004	2,744	4,748	(840)	12/9/2005	0 to 50 YEARS
BRU Hazlewood, MO	None	1,201	2,740	3,941	—	1,201	2,740	3,941	(440)	12/9/2005	0 to 50 YEARS
BRU Colorado Springs, CO	None	2,679	1,448	4,127	—	2,679	1,448	4,127	(352)	12/9/2005	0 to 50 YEARS
BRU Fairfield, CA	None	950	5,578	6,528	(952)	950	4,626	5,576	(2,123)	12/9/2005	0 to 50 YEARS
BRU Serramonte, CA	None	400	4,112	4,512	(1,223)	400	2,889	3,289	(2,169)	12/9/2005	0 to 50 YEARS
BRU Wichita, KS	None	1,448	2,165	3,613	(276)	1,448	1,889	3,337	(872)	12/9/2005	0 to 50 YEARS
TRU Aramingo, PA	None	990	4,213	5,203	—	990	4,213	5,203	(2,487)	7/21/2005	0 to 50 YEARS
TRU Lancaster, PA	None	748	5,284	6,032	—	748	5,284	6,032	(2,649)	7/21/2005	0 to 50 YEARS
TRU Covina, CA	None	8	6,299	6,307	—	8	6,299	6,307	(2,453)	12/9/2005	0 to 50 YEARS
TRU Bakersfield, CA	None	1,223	4,044	5,267	—	1,223	4,044	5,267	(2,075)	12/9/2005	0 to 50 YEARS
TRU W. Las Vegas, NV	None	1,095	3,631	4,726	—	1,095	3,631	4,726	(2,271)	12/9/2005	0 to 50 YEARS
TRU Ventura, CA	None	2,015	4,434	6,449	—	2,015	4,434	6,449	(2,365)	12/9/2005	0 to 50 YEARS
TRU Lancaster, CA	None	3,771	12,638	16,409	—	3,771	12,638	16,409	(5,634)	12/9/2005	0 to 50 YEARS
TRU Victorville, CA	None	873	3,442	4,315	—	873	3,442	4,315	(1,633)	12/9/2005	0 to 50 YEARS
TRU Oceanside, CA	None	971	2,454	3,425	—	971	2,454	3,425	(1,571)	12/9/2005	0 to 50 YEARS
TRU Santa Maria, CA	None	1,205	2,467	3,672	—	1,205	2,467	3,672	(1,147)	12/9/2005	0 to 50 YEARS
TRU N. Tucson, AZ	None	2,407	2,662	5,069	—	2,407	2,662	5,069	(1,399)	12/9/2005	0 to 50 YEARS
TRU Hawthorne, CA	None	5,163	3,096	8,259	—	5,163	3,096	8,259	(1,424)	12/9/2005	0 to 50 YEARS
TRU Yuma, AZ	None	789	997	1,786	—	789	997	1,786	(373)	12/9/2005	0 to 50 YEARS
TRU Arrowhead, AZ	None	733	1,976	2,709	—	733	1,976	2,709	(854)	12/9/2005	0 to 50 YEARS
TRU Porter Ranch, CA	None	—	5,824	5,824	—	—	5,824	5,824	(1,900)	12/9/2005	0 to 50 YEARS
TRU Visalia, CA	None	2,774	2,341	5,115	—	2,774	2,341	5,115	(984)	12/9/2005	0 to 50 YEARS
TRU Salt Lake City, UT	None	1,804	3,937	5,741	—	1,804	3,937	5,741	(1,826)	12/9/2005	0 to 50 YEARS
TRU Orem, UT	None	968	2,490	3,458	—	968	2,490	3,458	(1,132)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU San Jose, CA	None	3,507	4,587	8,094	—	3,507	4,587	8,094	(2,261)	12/9/2005	0 to 50 YEARS
TRU Santa Rosa, CA	None	931	3,899	4,830	—	931	3,899	4,830	(2,314)	12/9/2005	0 to 50 YEARS
TRU Salinas, CA	None	768	3,210	3,978	—	768	3,210	3,978	(1,871)	12/9/2005	0 to 50 YEARS
TRU Chico, CA	None	1,200	2,392	3,592	—	1,200	2,392	3,592	(1,151)	12/9/2005	0 to 50 YEARS
TRU Medford, OR	None	906	2,092	2,998	—	906	2,092	2,998	(786)	12/9/2005	0 to 50 YEARS
TRU Clovis, CA	None	2,557	3,453	6,010	—	2,557	3,453	6,010	(846)	12/9/2005	0 to 50 YEARS
TRU Roseville, CA	None	744	2,905	3,649	—	744	2,905	3,649	(1,267)	12/9/2005	0 to 50 YEARS
TRU San Mateo, CA	None	3,511	4,475	7,986	—	3,511	4,475	7,986	(1,711)	12/9/2005	0 to 50 YEARS
TRU South Bend, IN	None	267	2,406	2,673	—	267	2,406	2,673	(1,533)	12/9/2005	0 to 50 YEARS
TRU Matteson, IL	None	1,135	3,772	4,907	—	1,135	3,772	4,907	(2,075)	12/9/2005	0 to 50 YEARS
TRU Lafayette, IN	None	797	2,627	3,424	—	797	2,627	3,424	(1,310)	12/9/2005	0 to 50 YEARS
TRU Vernon Hills, IL	None	1,152	4,369	5,521	—	1,152	4,369	5,521	(2,344)	12/9/2005	0 to 50 YEARS
TRU Janesville, WI	None	873	1,432	2,305	—	873	1,432	2,305	(757)	12/9/2005	0 to 50 YEARS
TRU Green Bay, WI	None	457	2,830	3,287	—	457	2,830	3,287	(1,271)	12/9/2005	0 to 50 YEARS
TRU Cedar Rapids, IA	None	988	4,565	5,553	—	988	4,565	5,553	(2,159)	12/9/2005	0 to 50 YEARS
TRU Maplewood, MN	None	830	3,556	4,386	(55)	776	3,555	4,331	(1,765)	12/9/2005	0 to 50 YEARS
TRU Rochester, MN	None	1,279	1,830	3,109	—	1,279	1,830	3,109	(837)	12/9/2005	0 to 50 YEARS
TRU St. Cloud, MN	None	946	1,571	2,517	—	946	1,571	2,517	(665)	12/9/2005	0 to 50 YEARS
TRU Champaign, IL	None	728	3,122	3,850	—	728	3,122	3,850	(1,435)	12/9/2005	0 to 50 YEARS
TRU Waterloo, IA	None	709	1,685	2,394	—	709	1,685	2,394	(532)	12/9/2005	0 to 50 YEARS
TRU St. Charles, IL	None	1,157	2,667	3,824	—	1,157	2,667	3,824	(1,277)	12/9/2005	0 to 50 YEARS
TRU N. Grand Rapids, MI	None	1,574	2,517	4,091	—	1,574	2,517	4,091	(1,210)	12/9/2005	0 to 50 YEARS
TRU N. Bergen, NJ	None	1,707	5,523	7,230	—	1,707	5,523	7,230	(3,352)	12/9/2005	0 to 50 YEARS
TRU Freehold, NJ	None	2,345	4,134	6,479	—	2,345	4,134	6,479	(1,785)	12/9/2005	0 to 50 YEARS
TRU Riverhead, NY	None	2,532	1,755	4,287	—	2,532	1,755	4,287	(831)	12/9/2005	0 to 50 YEARS
TRU Kingston, NY	None	1,688	2,512	4,200	—	1,688	2,512	4,200	(1,065)	12/9/2005	0 to 50 YEARS
TRU Fairfax, VA	None	3,779	7,660	11,439	—	3,779	7,660	11,439	(3,165)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU La Crosse, WI	None	1,999	2,944	4,943	—	1,999	2,944	4,943	(502)	12/9/2005	0 to 50 YEARS
TRU Humble, TX	None	1,182	2,756	3,938	—	1,182	2,756	3,938	(1,516)	12/9/2005	0 to 50 YEARS
TRU Baytown, TX	None	1,926	3,070	4,996	—	1,926	3,070	4,996	(1,693)	12/9/2005	0 to 50 YEARS
TRU Baton Rouge, LA	None	1,196	3,061	4,257	—	1,196	3,061	4,257	(1,766)	12/9/2005	0 to 50 YEARS
TRU North Jackson, MS	None	2,019	3,064	5,083	—	2,019	3,064	5,083	(1,496)	12/9/2005	0 to 50 YEARS
TRU Galleria, TX	None	3,701	4,354	8,055	(734)	3,279	4,042	7,321	(1,975)	12/9/2005	0 to 50 YEARS
TRU Houston, TX	None	1,847	3,165	5,012	—	1,847	3,165	5,012	(1,366)	12/9/2005	0 to 50 YEARS
TRU College Station, TX	None	742	1,565	2,307	—	742	1,565	2,307	(639)	12/9/2005	0 to 50 YEARS
TRU Woodlands, TX	None	1,134	2,077	3,211	—	1,134	2,077	3,211	(895)	12/9/2005	0 to 50 YEARS
TRU Katy, TX	None	1,972	2,203	4,175	—	1,972	2,203	4,175	(537)	12/9/2005	0 to 50 YEARS
TRU So. Portland, ME	None	1,220	3,228	4,448	—	1,220	3,228	4,448	(1,968)	12/9/2005	0 to 50 YEARS
TRU Waterford, CT	None	842	4,415	5,257	—	842	4,415	5,257	(2,529)	12/9/2005	0 to 50 YEARS
TRU Bangor, ME	None	1,010	4,865	5,875	—	1,010	4,865	5,875	(2,209)	12/9/2005	0 to 50 YEARS
TRU Nashua, NH	None	3,125	5,869	8,994	(2,629)	2,104	4,261	6,365	(1,966)	12/9/2005	0 to 50 YEARS
TRU Concord, NH	None	1,033	2,540	3,573	—	1,033	2,540	3,573	(1,116)	12/9/2005	0 to 50 YEARS
TRU Waco, TX	None	1,123	1,819	2,942	—	1,123	1,819	2,942	(964)	12/9/2005	0 to 50 YEARS
TRU Amarillo, TX	None	881	3,061	3,942	—	881	3,061	3,942	(1,608)	12/9/2005	0 to 50 YEARS
TRU Lubbock, TX	None	1,511	2,666	4,177	—	1,511	2,666	4,177	(1,370)	12/9/2005	0 to 50 YEARS
TRU Midland, TX	None	915	2,657	3,572	—	915	2,657	3,572	(1,313)	12/9/2005	0 to 50 YEARS
TRU Tyler, TX	None	1,943	2,680	4,623	—	1,943	2,680	4,623	(1,253)	12/9/2005	0 to 50 YEARS
TRU Killeen, TX	None	591	1,420	2,011	—	591	1,420	2,011	(541)	12/9/2005	0 to 50 YEARS
TRU Longview, TX	None	833	1,678	2,511	—	833	1,678	2,511	(627)	12/9/2005	0 to 50 YEARS
TRU Wichita Falls, TX	None	969	1,480	2,449	—	969	1,480	2,449	(560)	12/9/2005	0 to 50 YEARS
TRU Bossier, LA	None	672	1,896	2,568	—	672	1,896	2,568	(785)	12/9/2005	0 to 50 YEARS
TRU Tacoma, WA	None	1,518	3,233	4,751	—	1,518	3,233	4,751	(1,999)	12/9/2005	0 to 50 YEARS
TRU Eugene, OR	None	1,460	2,317	3,777	—	1,460	2,317	3,777	(1,197)	12/9/2005	0 to 50 YEARS
TRU Salem, OR	None	1,189	2,863	4,052	—	1,189	2,863	4,052	(1,586)	12/9/2005	0 to 50 YEARS
TRU Silverdale, WA	None	1,208	2,958	4,166	—	1,208	2,958	4,166	(1,383)	12/9/2005	0 to 50 YEARS
TRU Boise, ID	None	1,787	2,718	4,505	—	1,787	2,718	4,505	(1,363)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Olympia, WA	None	1,302	3,775	5,077	—	1,302	3,775	5,077	(1,773)	12/9/2005	0 to 50 YEARS
TRU Everett, WA	None	2,249	2,754	5,003	—	2,249	2,754	5,003	(1,528)	12/9/2005	0 to 50 YEARS
TRU Anchorage, AK	None	1,470	4,909	6,379	—	1,470	4,909	6,379	(1,904)	12/9/2005	0 to 50 YEARS
TRU Billings, MT	None	945	1,591	2,536	—	945	1,591	2,536	(617)	12/9/2005	0 to 50 YEARS
TRU Yakima, WA	None	474	2,097	2,571	(10)	474	2,087	2,561	(793)	12/9/2005	0 to 50 YEARS
TRU Spokane Valley, WA	None	1,262	2,205	3,467	—	1,262	2,205	3,467	(918)	12/9/2005	0 to 50 YEARS
TRU Bailey's Crossroads, VA	None	669	4,642	5,311	—	669	4,642	5,311	(2,802)	12/9/2005	0 to 50 YEARS
TRU Deptford, NJ	None	580	3,906	4,486	—	580	3,906	4,486	(2,291)	12/9/2005	0 to 50 YEARS
TRU Atlantic City, NJ	None	1,499	6,937	8,436	—	1,499	6,937	8,436	(3,375)	12/9/2005	0 to 50 YEARS
TRU Lynchburg, VA	None	912	2,748	3,660	—	912	2,748	3,660	(1,287)	12/9/2005	0 to 50 YEARS
TRU Charlottsville, VA	None	697	2,653	3,350	—	697	2,653	3,350	(1,336)	12/9/2005	0 to 50 YEARS
TRU Woodbridge, VA	None	3,105	3,721	6,826	—	3,105	3,721	6,826	(1,362)	12/9/2005	0 to 50 YEARS
TRU Chesapeake, VA	None	2,138	2,463	4,601	—	2,138	2,463	4,601	(999)	12/9/2005	0 to 50 YEARS
TRU Danville, VA	None	713	1,513	2,226	—	713	1,513	2,226	(522)	12/9/2005	0 to 50 YEARS
TRU N. Richmond, VA	None	696	3,187	3,883	—	696	3,187	3,883	(2,076)	12/9/2005	0 to 50 YEARS
TRU S.Richmond, VA	None	1,225	2,671	3,896	—	1,225	2,671	3,896	(929)	12/9/2005	0 to 50 YEARS
TRU Clarksburg, WV	None	9	842	851	—	9	842	851	(584)	12/9/2005	0 to 50 YEARS
TRU Wilmington, NC	None	1,130	2,968	4,098	—	1,130	2,968	4,098	(1,490)	12/9/2005	0 to 50 YEARS
TRU Greenville, NC	None	978	2,599	3,577	—	978	2,599	3,577	(1,240)	12/9/2005	0 to 50 YEARS
TRU Miami Int'L, FL	None	1,778	3,357	5,135	—	1,778	3,357	5,135	(1,993)	12/9/2005	0 to 50 YEARS
TRU Cutler Ridge, FL	None	2,153	2,493	4,646	—	2,153	2,493	4,646	(1,421)	12/9/2005	0 to 50 YEARS
TRU Palm Beach Gardens, FL	None	2,980	3,517	6,497	—	2,980	3,517	6,497	(1,465)	12/9/2005	0 to 50 YEARS
TRU Boynton Beach, FL	None	2,664	1,552	4,216	—	2,664	1,552	4,216	(792)	12/9/2005	0 to 50 YEARS
TRU Daytona Beach, FL	None	612	2,415	3,027	—	612	2,415	3,027	(1,340)	12/9/2005	0 to 50 YEARS
TRU Altamonte Springs, FL	None	1,716	3,520	5,236	—	1,716	3,520	5,236	(2,290)	12/9/2005	0 to 50 YEARS
TRU S. Orlando, FL	None	2,555	3,038	5,593	—	2,555	3,038	5,593	(1,840)	12/9/2005	0 to 50 YEARS
TRU Clearwater, FL	None	975	2,763	3,738	—	975	2,763	3,738	(1,736)	12/9/2005	0 to 50 YEARS
TRU Bradenton, FL	None	1,976	3,404	5,380	—	1,976	3,404	5,380	(1,915)	12/9/2005	0 to 50 YEARS
TRU Lakeland, FL	None	2,260	3,107	5,367	—	2,260	3,107	5,367	(1,772)	12/9/2005	0 to 50 YEARS
TRU Stuart, FL	None	2,316	2,981	5,297	—	2,316	2,981	5,297	(1,541)	12/9/2005	0 to 50 YEARS
TRU New Port Richey, FL	None	1,000	2,638	3,638	—	1,000	2,638	3,638	(1,338)	12/9/2005	0 to 50 YEARS
TRU Ocala, FL	None	1,613	2,728	4,341	—	1,613	2,728	4,341	(1,320)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Port Charlotte, FL	None	2,717	1,820	4,537	—	2,717	1,820	4,537	(848)	12/9/2005	0 to 50 YEARS
TRU Melbourne, FL	None	1,705	2,288	3,993	—	1,705	2,288	3,993	(1,060)	12/9/2005	0 to 50 YEARS
TRU Brandon, FL	None	2,110	3,351	5,461	—	2,110	3,351	5,461	(1,493)	12/9/2005	0 to 50 YEARS
TRU Panama City, FL	None	1,596	2,619	4,215	—	1,596	2,619	4,215	(917)	12/9/2005	0 to 50 YEARS
TRU Naples, FL	None	1,756	2,050	3,806	—	1,756	2,050	3,806	(868)	12/9/2005	0 to 50 YEARS
TRU Savannah, GA	None	1,406	1,916	3,322	—	1,406	1,916	3,322	(1,077)	12/9/2005	0 to 50 YEARS
TRU Charleston, SC	None	1,383	2,083	3,466	—	1,383	2,083	3,466	(1,198)	12/9/2005	0 to 50 YEARS
TRU Augusta, GA	None	559	2,624	3,183	—	559	2,624	3,183	(1,515)	12/9/2005	0 to 50 YEARS
TRU Cobb County, GA	None	1,632	3,689	5,321	—	1,632	3,689	5,321	(2,152)	12/9/2005	0 to 50 YEARS
TRU Chattanooga, TN	None	1,311	2,235	3,546	—	1,311	2,235	3,546	(1,224)	12/9/2005	0 to 50 YEARS
TRU Florence, SC	None	683	3,369	4,052	—	683	3,369	4,052	(1,688)	12/9/2005	0 to 50 YEARS
TRU S. Columbia, SC	None	2,035	4,136	6,171	—	2,035	4,136	6,171	(1,935)	12/9/2005	0 to 50 YEARS
TRU Anderson, SC	None	1,017	3,876	4,893	—	1,017	3,876	4,893	(1,808)	12/9/2005	0 to 50 YEARS
TRU Asheville, NC	None	2,231	2,700	4,931	—	2,231	2,700	4,931	(1,185)	12/9/2005	0 to 50 YEARS
TRU Belleville, TN	None	1,923	1,969	3,892	—	1,923	1,969	3,892	(936)	12/9/2005	0 to 50 YEARS
TRU Athens, GA	None	622	2,116	2,738	—	622	2,116	2,738	(960)	12/9/2005	0 to 50 YEARS
TRU Alpharetta, GA	None	2,110	3,834	5,944	—	2,110	3,834	5,944	(1,766)	12/9/2005	0 to 50 YEARS
TRU Tupelo, MS	None	481	1,983	2,464	—	481	1,983	2,464	(725)	12/9/2005	0 to 50 YEARS
TRU Warner Robins, GA	None	580	1,472	2,052	—	580	1,472	2,052	(528)	12/9/2005	0 to 50 YEARS
TRU Rome, GA	None	361	1,410	1,771	—	361	1,410	1,771	(541)	12/9/2005	0 to 50 YEARS
TRU Douglasville, GA	None	3,001	3,169	6,170	—	3,001	3,169	6,170	(1,077)	12/9/2005	0 to 50 YEARS
TRU Jackson, TN	None	554	1,971	2,525	—	554	1,971	2,525	(743)	12/9/2005	0 to 50 YEARS
TRU Murfreeboro, TN	None	981	2,096	3,077	—	981	2,096	3,077	(733)	12/9/2005	0 to 50 YEARS
TRU Jefferson, KY	None	989	3,410	4,399	—	989	3,410	4,399	(1,843)	12/9/2005	0 to 50 YEARS
TRU Dixie Hwy, KY	None	—	3,750	3,750	—	—	3,750	3,750	(2,395)	12/9/2005	0 to 50 YEARS
TRU Washington, IN	None	549	2,801	3,350	—	549	2,801	3,350	(1,580)	12/9/2005	0 to 50 YEARS
TRU Bowling Green, KY	None	623	2,096	2,719	—	623	2,096	2,719	(1,045)	12/9/2005	0 to 50 YEARS
TRU Clarksville, IN	None	601	3,146	3,747	—	601	3,146	3,747	(1,417)	12/9/2005	0 to 50 YEARS
TRU Terre Haute, IN	None	703	2,099	2,802	—	703	2,099	2,802	(1,034)	12/9/2005	0 to 50 YEARS
TRU Marion, IL	None	478	1,583	2,061	—	478	1,583	2,061	(717)	12/9/2005	0 to 50 YEARS
TRU Muncie, IN	None	—	3,074	3,074	—	—	3,074	3,074	(1,049)	12/9/2005	0 to 50 YEARS
TRU Clarence, NY	None	772	3,015	3,787	(60)	710	3,017	3,727	(1,746)	12/9/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Hamburg, NY	None	1,421	3,211	4,632	—	1,421	3,211	4,632	(1,882)	12/9/2005	0 to 50 YEARS
TRU Livonia, MI	None	249	3,393	3,642	—	249	3,393	3,642	(2,213)	12/9/2005	0 to 50 YEARS
TRU Roseville, MI	None	1,525	6,451	7,976	—	1,525	6,451	7,976	(5,031)	12/9/2005	0 to 50 YEARS
TRU Dearborn, MI	None	1,315	5,176	6,491	—	1,315	5,176	6,491	(3,158)	12/9/2005	0 to 50 YEARS
TRU Pontiac, MI	None	914	3,723	4,637	—	914	3,723	4,637	(2,113)	12/9/2005	0 to 50 YEARS
TRU Novi, MI	None	1,131	4,411	5,542	—	1,131	4,411	5,542	(2,499)	12/9/2005	0 to 50 YEARS
TRU Port Huron, MI	None	1,031	2,658	3,689	—	1,031	2,658	3,689	(1,155)	12/9/2005	0 to 50 YEARS
TRU East Lansing, MI	None	—	3,204	3,204	—	—	3,204	3,204	(744)	12/9/2005	0 to 50 YEARS
TRU Overland Park, KS	None	1,153	3,353	4,506	—	1,153	3,353	4,506	(1,869)	12/9/2005	0 to 50 YEARS
TRU Ferguson, MO	None	1,839	3,702	5,541	—	1,839	3,702	5,541	(1,856)	12/9/2005	0 to 50 YEARS
TRU East Wichita, KS	None	2,752	2,409	5,161	—	2,752	2,409	5,161	(1,224)	12/9/2005	0 to 50 YEARS
TRU South County, MO	None	3,205	3,016	6,221	—	3,205	3,016	6,221	(1,462)	12/9/2005	0 to 50 YEARS
TRU Joplin, MO	None	838	2,472	3,310	—	838	2,472	3,310	(1,168)	12/9/2005	0 to 50 YEARS
TRU Omaha II, NE	None	1,031	2,220	3,251	—	1,031	2,220	3,251	(1,024)	12/9/2005	0 to 50 YEARS
TRU Lincoln, NE	None	777	1,868	2,645	—	777	1,868	2,645	(789)	12/9/2005	0 to 50 YEARS
TRU Colorado Springs, CO	None	2,521	3,504	6,025	—	2,521	3,504	6,025	(1,679)	12/9/2005	0 to 50 YEARS
TRU Council Bluffs, IA	None	709	1,492	2,201	—	709	1,492	2,201	(553)	12/9/2005	0 to 50 YEARS
TRU Jacksonville, NC	None	—	4,991	4,991	—	—	4,991	4,991	(942)	12/9/2005	0 to 50 YEARS
TRU Binghamton, NY	None	1,336	4,419	5,755	—	1,336	4,419	5,755	(2,274)	12/9/2005	0 to 50 YEARS
TRU Okla City, OK	None	1,053	3,430	4,483	—	1,053	3,430	4,483	(1,990)	12/9/2005	0 to 50 YEARS
TRU Marlow Heights, MD	None	4,024	3,496	7,520	—	4,024	3,496	7,520	(794)	12/9/2005	0 to 50 YEARS
TRU Owings Mills, MD	None	4,572	7,003	11,575	—	4,572	7,003	11,575	(2,984)	12/9/2005	0 to 50 YEARS
TRU Salisbury, MD	None	706	3,442	4,148	—	706	3,442	4,148	(715)	12/9/2005	0 to 50 YEARS
BRU Wilkes-Barre, PA	None	—	1,647	1,647	—	—	1,647	1,647	(280)	7/21/2005	0 to 50 YEARS
BRU Erie, PA	None	—	1,442	1,442	—	—	1,442	1,442	(241)	7/21/2005	0 to 50 YEARS
BRU Whitehall, PA	None	—	1,547	1,547	—	—	1,547	1,547	(1,288)	7/21/2005	0 to 50 YEARS
BRU Framingham, MA	None	—	1,868	1,868	—	—	1,868	1,868	(1,625)	7/21/2005	0 to 50 YEARS
BRU North Olmsted, OH	None	—	1,486	1,486	—	—	1,486	1,486	(1,486)	7/21/2005	0 to 50 YEARS
BRU La Mesa, CA	None	—	3,025	3,025	—	—	3,025	3,025	(1,127)	7/21/2005	0 to 50 YEARS
BRU NW Las Vegas, NV	None	—	2,304	2,304	—	—	2,304	2,304	(821)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
BRU Cerritos, CA	None	—	2,535	2,535	—	—	2,535	2,535	(876)	7/21/2005	0 to 50 YEARS
BRU Westbury, NY	None	—	2,268	2,268	—	—	2,268	2,268	(1,549)	7/21/2005	0 to 50 YEARS
BRU Bridgewater, NJ	None	—	2,958	2,958	—	—	2,958	2,958	(1,495)	7/21/2005	0 to 50 YEARS
BRU Union, NJ	None	—	1,240	1,240	(72)	—	1,168	1,168	(800)	7/21/2005	0 to 50 YEARS
BRU Commack, NY	None	—	3,117	3,117	—	—	3,117	3,117	(1,358)	7/21/2005	0 to 50 YEARS
BRU Falls Church(Bailey's), VA	None	—	2,664	2,664	1	—	2,665	2,665	(1,091)	7/21/2005	0 to 50 YEARS
BRU College Point, NY	None	—	3,296	3,296	—	—	3,296	3,296	(1,984)	7/21/2005	0 to 50 YEARS
BRU West Hartford, CT	None	—	4,280	4,280	—	—	4,280	4,280	(1,505)	7/21/2005	0 to 50 YEARS
BRU Douglasville, GA	None	—	1,181	1,181	—	—	1,181	1,181	(385)	7/21/2005	0 to 50 YEARS
BRU Boca Raton, FL	None	—	1,384	1,384	—	—	1,384	1,384	(1,384)	7/21/2005	0 to 50 YEARS
BRU Yonkers, NY	None	—	10,970	10,970	—	—	10,970	10,970	(2,431)	7/21/2005	0 to 50 YEARS
BRU Orange Park, FL	None	—	1,749	1,749	—	—	1,749	1,749	(1,740)	7/21/2005	0 to 50 YEARS
BRU S. Portland, ME	None	—	2,782	2,782	—	—	2,782	2,782	(620)	7/21/2005	0 to 50 YEARS
BRU Bakersfield, CA	None	—	2,515	2,515	—	—	2,515	2,515	(750)	7/21/2005	0 to 50 YEARS
BRU Lithonia(Stonecrest), GA	None	—	1,629	1,629	—	—	1,629	1,629	(333)	7/21/2005	0 to 50 YEARS
BRU Newport News, VA	None	—	1,823	1,823	—	—	1,823	1,823	(496)	7/21/2005	0 to 50 YEARS
BRU Ypsilanti(Ann Arbor), MI	None	—	1,761	1,761	—	—	1,761	1,761	(344)	7/21/2005	0 to 50 YEARS
BRU Brandon, FL	None	—	1,669	1,669	—	—	1,669	1,669	(600)	7/21/2005	0 to 50 YEARS
BRU Brooklyn, NY	None	—	5,084	5,084	—	—	5,084	5,084	(1,923)	7/21/2005	0 to 50 YEARS
BRU Salem, NH	None	—	2,610	2,610	(1)	—	2,609	2,609	(1,008)	7/21/2005	0 to 50 YEARS
BRU Westminster, CA	None	—	3,436	3,436	—	—	3,436	3,436	(1,186)	7/21/2005	0 to 50 YEARS
BRU Mishawaka, IN	None	—	1,522	1,522	—	—	1,522	1,522	(395)	7/21/2005	0 to 50 YEARS
BRU Portage, MI (Kalamazoo)	None	—	1,283	1,283	—	—	1,283	1,283	(217)	7/21/2005	0 to 50 YEARS
BRU Evansville, IN	None	—	1,529	1,529	—	—	1,529	1,529	(286)	7/21/2005	0 to 50 YEARS
BRU Meridian, ID	None	—	1,523	1,523	—	—	1,523	1,523	(254)	7/21/2005	0 to 50 YEARS
BRU Mt. Olive, NJ	None	—	2,518	2,518	—	—	2,518	2,518	(411)	7/21/2005	0 to 50 YEARS
BRU Poughkeepsie, NY	None	—	1,847	1,847	—	—	1,847	1,847	(1,028)	7/21/2005	0 to 50 YEARS
BRU Saginaw, MI	None	—	1,316	1,316	—	—	1,316	1,316	(218)	7/21/2005	0 to 50 YEARS
BRU Stockton, CA	None	—	2,569	2,569	—	—	2,569	2,569	(566)	7/21/2005	0 to 50 YEARS
BRU Tacoma, WA	None	—	4,068	4,068	(10)	—	4,058	4,058	(796)	7/21/2005	0 to 50 YEARS
BRU Latham, NY	None	—	2,263	2,263	—	—	2,263	2,263	(397)	7/21/2005	0 to 50 YEARS
BRU East Hanover, NJ	None	—	3,461	3,461	—	—	3,461	3,461	(588)	7/21/2005	0 to 50 YEARS
BRU Middletown, NY	None	—	3,460	3,460	—	—	3,460	3,460	(1,239)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
BRU Orem, UT	None	—	1,131	1,131	—	—	1,131	1,131	(1,131)	7/21/2005	0 to 50 YEARS
BRU Newnan, GA	None	—	1,589	1,589	—	—	1,589	1,589	(335)	7/21/2005	0 to 50 YEARS
BRU West Palm Beach, FL	None	—	1,843	1,843	—	—	1,843	1,843	(1,843)	7/21/2005	0 to 50 YEARS
BRU North Charleston, SC	None	—	1,937	1,937	—	—	1,937	1,937	(401)	7/21/2005	0 to 50 YEARS
BRU Duluth(Gwinnett), GA	None	—	2,259	2,259	—	—	2,259	2,259	(1,018)	7/21/2005	0 to 50 YEARS
BRU Louisville, KY	None	—	3,579	3,579	—	—	3,579	3,579	(848)	7/21/2005	0 to 50 YEARS
BRU Roseville, MI	None	—	1,837	1,837	—	—	1,837	1,837	(629)	7/21/2005	0 to 50 YEARS
BRU Lexington, KY	None	—	1,598	1,598	—	—	1,598	1,598	(521)	7/21/2005	0 to 50 YEARS
BRU Downer's Grove, IL	None	—	872	872	—	—	872	872	(866)	7/21/2005	0 to 50 YEARS
BRU Grand Rapids, MI	None	—	1,406	1,406	1	—	1,407	1,407	(531)	7/21/2005	0 to 50 YEARS
BRU Katy, TX	None	—	2,206	2,206	—	—	2,206	2,206	(650)	7/21/2005	0 to 50 YEARS
BRU Overland Park, KS	None	—	2,377	2,377	—	—	2,377	2,377	(393)	7/21/2005	0 to 50 YEARS
BRU Clackamas, OR	None	—	1,794	1,794	—	—	1,794	1,794	(604)	7/21/2005	0 to 50 YEARS
TRU Maple Grove, MN	None	—	2,294	2,294	—	—	2,294	2,294	(537)	7/21/2005	0 to 50 YEARS
BRU Ft. Worth(Hulen), TX	None	—	2,481	2,481	—	—	2,481	2,481	(563)	7/21/2005	0 to 50 YEARS
BRU Chesterfield, MO	None	—	2,135	2,135	—	—	2,135	2,135	(444)	7/21/2005	0 to 50 YEARS
BRU Friendswood(Baybrook), TX	None	—	2,497	2,497	—	—	2,497	2,497	(560)	7/21/2005	0 to 50 YEARS
BRU Woodbury, MN	None	—	1,460	1,460	—	—	1,460	1,460	(435)	7/21/2005	0 to 50 YEARS
BRU Spokane, WA	None	—	696	696	—	—	696	696	(695)	7/21/2005	0 to 50 YEARS
TRU Towson, MD	None	—	2,845	2,845	—	—	2,845	2,845	(2,286)	12/9/2005	0 to 50 YEARS
BRU Sarasota, FL	None	—	1,335	1,335	—	—	1,335	1,335	(890)	7/21/2005	0 to 50 YEARS
TRU Framingham, MA	None	—	3,054	3,054	—	—	3,054	3,054	(1,625)	7/21/2005	0 to 50 YEARS
TRU Swansea, MA	None	—	3,179	3,179	—	—	3,179	3,179	(2,070)	7/21/2005	0 to 50 YEARS
TRU S. Philadelphia, PA	None	—	3,987	3,987	—	—	3,987	3,987	(2,430)	7/21/2005	0 to 50 YEARS
TRU Exton, PA	None	—	3,306	3,306	—	—	3,306	3,306	(1,610)	7/21/2005	0 to 50 YEARS
TRU Heath, OH	None	—	2,166	2,166	—	—	2,166	2,166	(1,033)	7/21/2005	0 to 50 YEARS
TRU West Mifflin, PA	None	—	5,463	5,463	—	—	5,463	5,463	(3,092)	7/21/2005	0 to 50 YEARS
TRU Mansfield, OH	None	—	1,960	1,960	—	—	1,960	1,960	(1,051)	7/21/2005	0 to 50 YEARS
TRU South Toledo, OH	None	—	3,378	3,378	16	—	3,394	3,394	(1,587)	7/21/2005	0 to 50 YEARS
TRU Springfield, MA	None	—	1,937	1,937	—	—	1,937	1,937	(1,930)	7/21/2005	0 to 50 YEARS
TRU W Harrisburg, PA	None	—	2,939	2,939	(5)	—	2,934	2,934	(2,934)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Altoona, PA	None	—	1,105	1,105	—	—	1,105	1,105	(918)	7/21/2005	0 to 50 YEARS
TRU Lima, OH	None	—	2,915	2,915	—	—	2,915	2,915	(2,469)	7/21/2005	0 to 50 YEARS
TRU Kenwood, OH	None	—	1,552	1,552	—	—	1,552	1,552	(1,539)	7/21/2005	0 to 50 YEARS
TRU Washington, PA	None	—	1,720	1,720	—	—	1,720	1,720	(1,613)	7/21/2005	0 to 50 YEARS
TRU Thousand Oaks, CA	None	—	2,957	2,957	2	—	2,959	2,959	(2,813)	7/21/2005	0 to 50 YEARS
TRU Torrance, CA	None	—	3,085	3,085	(2)	—	3,083	3,083	(3,063)	7/21/2005	0 to 50 YEARS
TRU Mission Bay, CA	None	—	2,593	2,593	—	—	2,593	2,593	(2,582)	7/21/2005	0 to 50 YEARS
TRU Cerritos, CA	None	—	3,139	3,139	—	—	3,139	3,139	(2,981)	7/21/2005	0 to 50 YEARS
TRU Culver City, CA	None	—	2,611	2,611	—	—	2,611	2,611	(2,611)	7/21/2005	0 to 50 YEARS
TRU Calexico, CA	None	—	3,664	3,664	505	—	4,169	4,169	(1,693)	7/21/2005	0 to 50 YEARS
TRU Henderson, NV	None	—	3,305	3,305	—	—	3,305	3,305	(1,445)	7/21/2005	0 to 50 YEARS
TRU Alhambra, CA	None	—	1,713	1,713	—	—	1,713	1,713	(1,713)	7/21/2005	0 to 50 YEARS
TRU Valencia CA	None	—	3,152	3,152	—	—	3,152	3,152	(1,457)	7/21/2005	0 to 50 YEARS
TRU West Valley, UT	None	—	2,427	2,427	—	—	2,427	2,427	(1,138)	7/21/2005	0 to 50 YEARS
TRU Layton, UT	None	—	1,825	1,825	—	—	1,825	1,825	(683)	7/21/2005	0 to 50 YEARS
TRU Richmond, CA	None	—	2,718	2,718	—	—	2,718	2,718	(1,062)	7/21/2005	0 to 50 YEARS
TRU Sunnyvale, CA	None	—	3,273	3,273	—	—	3,273	3,273	(3,022)	7/21/2005	0 to 50 YEARS
TRU Hayward, CA	None	—	3,097	3,097	—	—	3,097	3,097	(3,055)	7/21/2005	0 to 50 YEARS
TRU Almaden, CA	None	—	2,998	2,998	—	—	2,998	2,998	(2,977)	7/21/2005	0 to 50 YEARS
TRU Pittsburg, CA	None	—	1,141	1,141	—	—	1,141	1,141	(836)	7/21/2005	0 to 50 YEARS
TRU San Rafael, CA	None	—	5,734	5,734	—	—	5,734	5,734	(2,935)	7/21/2005	0 to 50 YEARS
TRU Peoria, IL	None	—	1,909	1,909	(3)	—	1,906	1,906	(1,906)	7/21/2005	0 to 50 YEARS
TRU Burbank, IL	None	—	2,930	2,930	—	—	2,930	2,930	(2,148)	7/21/2005	0 to 50 YEARS
TRU Normal, IL	None	—	2,780	2,780	—	—	2,780	2,780	(1,402)	7/21/2005	0 to 50 YEARS
TRU Schaumburg, IL	None	—	2,691	2,691	—	—	2,691	2,691	(2,687)	7/21/2005	0 to 50 YEARS
TRU Downers Grove, IL	None	—	3,647	3,647	—	—	3,647	3,647	(3,436)	7/21/2005	0 to 50 YEARS
TRU N. Riverside, IL	None	—	2,437	2,437	—	—	2,437	2,437	(2,437)	7/21/2005	0 to 50 YEARS
TRU Aurora, IL	None	—	1,687	1,687	—	—	1,687	1,687	(1,687)	7/21/2005	0 to 50 YEARS
TRU Joliet, IL	None	—	1,408	1,408	—	—	1,408	1,408	(1,408)	7/21/2005	0 to 50 YEARS
TRU Burnsville, MN	None	—	2,807	2,807	—	—	2,807	2,807	(1,569)	7/21/2005	0 to 50 YEARS
TRU N. Milwaukee, WI	None	—	1,465	1,465	—	—	1,465	1,465	(1,465)	7/21/2005	0 to 50 YEARS
TRU Minnetonka, MN	None	—	3,939	3,939	4,028	—	7,967	7,967	(2,268)	7/21/2005	0 to 50 YEARS
TRU Blaine, MN	None	—	2,311	2,311	—	—	2,311	2,311	(1,904)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Moline, IL	None	—	962	962	—	—	962	962	(815)	7/21/2005	0 to 50 YEARS
TRU Flint, MI	None	—	1,674	1,674	—	—	1,674	1,674	(1,587)	7/21/2005	0 to 50 YEARS
TRU Saginaw, MI	None	—	1,742	1,742	—	—	1,742	1,742	(1,742)	7/21/2005	0 to 50 YEARS
TRU Grand Rapids, MI	None	—	2,045	2,045	—	—	2,045	2,045	(2,045)	7/21/2005	0 to 50 YEARS
TRU Kalamazoo, MI	None	—	1,123	1,123	(11)	—	1,112	1,112	(1,112)	7/21/2005	0 to 50 YEARS
TRU Muskegon Hgts, MI	None	—	1,160	1,160	—	—	1,160	1,160	(381)	7/21/2005	0 to 50 YEARS
TRU Traverse City, MI	None	—	1,098	1,098	—	—	1,098	1,098	(567)	7/21/2005	0 to 50 YEARS
TRU Colonie, NY	None	—	2,237	2,237	—	—	2,237	2,237	(1,957)	7/21/2005	0 to 50 YEARS
TRU Livingston, NJ	None	—	2,576	2,576	(1)	—	2,575	2,575	(2,575)	7/21/2005	0 to 50 YEARS
TRU Paramus Rt.17, NJ	None	—	13,088	13,088	—	—	13,088	13,088	(13,080)	7/21/2005	0 to 50 YEARS
TRU Middletown, NY	None	—	3,539	3,539	—	—	3,539	3,539	(1,857)	7/21/2005	0 to 50 YEARS
TRU Yorktown, NY	None	—	5,309	5,309	—	—	5,309	5,309	(2,828)	7/21/2005	0 to 50 YEARS
TRU Clifton Park, NY	None	—	1,958	1,958	(7)	—	1,951	1,951	(948)	7/21/2005	0 to 50 YEARS
TRU Hazlet, NJ	None	—	1,981	1,981	—	—	1,981	1,981	(1,359)	7/21/2005	0 to 50 YEARS
TRU Bronx, NY	None	—	5,997	5,997	—	—	5,997	5,997	(2,594)	7/21/2005	0 to 50 YEARS
TRU Lawrence Twp., NJ	None	—	4,434	4,434	1	—	4,435	4,435	(2,916)	7/21/2005	0 to 50 YEARS
TRU Elmira, NY	None	—	2,334	2,334	—	—	2,334	2,334	(1,298)	7/21/2005	0 to 50 YEARS
TRU Glen Falls, NY	None	—	1,741	1,741	142	—	1,883	1,883	(1,753)	7/21/2005	0 to 50 YEARS
TRU Phillipsburg, NJ	None	—	2,578	2,578	—	—	2,578	2,578	(1,160)	7/21/2005	0 to 50 YEARS
TRU Beaumont, TX	None	—	1,786	1,786	—	—	1,786	1,786	(1,786)	7/21/2005	0 to 50 YEARS
TRU NE San Antonio, TX	None	—	3,810	3,810	—	—	3,810	3,810	(1,541)	7/21/2005	0 to 50 YEARS
TRU N. Austin, TX	None	—	3,106	3,106	—	—	3,106	3,106	(533)	7/21/2005	0 to 50 YEARS
TRU Baybrook, TX	None	—	3,643	3,643	—	—	3,643	3,643	(2,177)	7/21/2005	0 to 50 YEARS
TRU El Paso, TX	None	—	2,122	2,122	—	—	2,122	2,122	(1,919)	7/21/2005	0 to 50 YEARS
TRU Laredo, TX	None	—	2,959	2,959	—	—	2,959	2,959	(1,276)	7/21/2005	0 to 50 YEARS
TRU Lakeline Austin, TX	None	—	2,473	2,473	—	—	2,473	2,473	(1,071)	7/21/2005	0 to 50 YEARS
TRU Newington, NH	None	—	3,462	3,462	(1)	—	3,461	3,461	(2,116)	7/21/2005	0 to 50 YEARS
TRU Burlington, VT	None	—	2,232	2,232	(2)	—	2,230	2,230	(1,695)	7/21/2005	0 to 50 YEARS
TRU Hurst, TX	None	—	2,825	2,825	12	—	2,837	2,837	(1,087)	7/21/2005	0 to 50 YEARS
TRU North Little Rock, AR	None	—	3,520	3,520	—	—	3,520	3,520	(3,520)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU West Little Rock, AR	None	—	1,340	1,340	—	—	1,340	1,340	(578)	7/21/2005	0 to 50 YEARS
TRU Fayetteville, AR	None	—	1,918	1,918	—	—	1,918	1,918	(945)	7/21/2005	0 to 50 YEARS
TRU Albuquerque, N.M.	None	—	2,058	2,058	—	—	2,058	2,058	(909)	7/21/2005	0 to 50 YEARS
TRU Clackamas, OR	None	—	1,673	1,673	—	—	1,673	1,673	(1,673)	7/21/2005	0 to 50 YEARS
TRU Idaho Falls, ID	None	—	1,447	1,447	9	—	1,456	1,456	(542)	7/21/2005	0 to 50 YEARS
TRU Puyallup, WA	None	—	2,926	2,926	—	—	2,926	2,926	(1,232)	7/21/2005	0 to 50 YEARS
TRU Cherry Hill, NJ	None	—	4,158	4,158	(1)	—	4,157	4,157	(2,614)	7/21/2005	0 to 50 YEARS
TRU Dover, DE	None	—	1,073	1,073	—	—	1,073	1,073	(764)	7/21/2005	0 to 50 YEARS
TRU Manassas, VA	None	—	1,875	1,875	—	—	1,875	1,875	(1,575)	7/21/2005	0 to 50 YEARS
TRU Springfield, VA	None	—	3,325	3,325	—	—	3,325	3,325	(884)	7/21/2005	0 to 50 YEARS
TRU Sterling, VA	None	—	3,389	3,389	—	—	3,389	3,389	(1,588)	7/21/2005	0 to 50 YEARS
TRU Burlington, NJ	None	—	2,362	2,362	—	—	2,362	2,362	(2,362)	7/21/2005	0 to 50 YEARS
TRU Newport News, VA	None	—	2,052	2,052	—	—	2,052	2,052	(1,013)	7/21/2005	0 to 50 YEARS
TRU Palm Beach, FL	None	—	3,340	3,340	(522)	—	2,818	2,818	(1,238)	7/21/2005	0 to 50 YEARS
TRU Fort Lauderdale, FL	None	—	4,633	4,633	—	—	4,633	4,633	(2,281)	7/21/2005	0 to 50 YEARS
TRU Tallahassee, FL	None	—	3,265	3,265	—	—	3,265	3,265	(1,704)	7/21/2005	0 to 50 YEARS
TRU Sanford, FL	None	—	1,807	1,807	—	—	1,807	1,807	(891)	7/21/2005	0 to 50 YEARS
TRU Merritt Island, FL	None	—	1,322	1,322	(294)	—	1,028	1,028	(553)	7/21/2005	0 to 50 YEARS
TRU Montgomery, AL	None	—	1,917	1,917	—	—	1,917	1,917	(1,252)	7/21/2005	0 to 50 YEARS
TRU South Dekalb, GA	None	—	2,675	2,675	—	—	2,675	2,675	(878)	7/21/2005	0 to 50 YEARS
TRU Pensacola, FL	None	—	2,848	2,848	—	—	2,848	2,848	(2,850)	7/21/2005	0 to 50 YEARS
TRU Shannon Mall, GA	None	—	3,087	3,087	—	—	3,087	3,087	(1,245)	7/21/2005	0 to 50 YEARS
TRU Clarksville, TN	None	—	2,227	2,227	—	—	2,227	2,227	(1,143)	7/21/2005	0 to 50 YEARS
TRU Dothan, AL	None	—	1,869	1,869	—	—	1,869	1,869	(860)	7/21/2005	0 to 50 YEARS
TRU Albany, GA	None	—	1,007	1,007	—	—	1,007	1,007	(764)	7/21/2005	0 to 50 YEARS
TRU Chattanooga II, TN	None	—	618	618	—	—	618	618	(618)	7/21/2005	0 to 50 YEARS
TRU Myrtle Beach, SC	None	—	2,166	2,166	—	—	2,166	2,166	(746)	7/21/2005	0 to 50 YEARS
TRU Lexington, KY	None	—	2,734	2,734	—	—	2,734	2,734	(2,401)	7/21/2005	0 to 50 YEARS
TRU Huntington, WV	None	—	3,238	3,238	—	—	3,238	3,238	(1,698)	7/21/2005	0 to 50 YEARS
TRU Charleston, WV	None	—	2,201	2,201	—	—	2,201	2,201	(1,090)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
TRU Southfield, MI	None	—	2,708	2,708	—	—	2,708	2,708	(2,708)	7/21/2005	0 to 50 YEARS
TRU Columbia, MO	None	—	1,396	1,396	—	—	1,396	1,396	(976)	7/21/2005	0 to 50 YEARS
TRU Aurora, CO	None	—	3,293	3,293	29	—	3,322	3,322	(1,959)	7/21/2005	0 to 50 YEARS
TRU Fargo, ND	None	—	1,589	1,589	5	—	1,594	1,594	(690)	7/21/2005	0 to 50 YEARS
TRU Englewood, CO	None	—	1,410	1,410	57	—	1,467	1,467	(1,434)	7/21/2005	0 to 50 YEARS
TRU Olathe, KS	None	—	3,029	3,029	(7)	—	3,022	3,022	(1,118)	7/21/2005	0 to 50 YEARS
TRU Crestwood, MO	None	—	3,233	3,233	—	—	3,233	3,233	(1,422)	7/21/2005	0 to 50 YEARS
TRU Meridian, MS	None	—	2,525	2,525	—	—	2,525	2,525	(938)	7/21/2005	0 to 50 YEARS
TRU Waterbury, CT	None	—	922	922	—	—	922	922	(680)	7/21/2005	0 to 50 YEARS
TRU Newlington, CT	None	—	1,952	1,952	—	—	1,952	1,952	(1,941)	7/21/2005	0 to 50 YEARS
TRU Lynnwood, WA	None	—	2,199	2,199	—	—	2,199	2,199	(2,199)	7/21/2005	0 to 50 YEARS
TRU Kennewick, WA	None	—	1,317	1,317	—	—	1,317	1,317	(920)	7/21/2005	0 to 50 YEARS
TRU Waldorf, MD	None	—	3,569	3,569	—	—	3,569	3,569	(1,779)	12/9/2005	0 to 50 YEARS
TRU Catonsville, MD	None	—	2,731	2,731	—	—	2,731	2,731	(2,730)	12/9/2005	0 to 50 YEARS
TRU Frederick, MD	None	—	1,861	1,861	—	—	1,861	1,861	(1,711)	12/9/2005	0 to 50 YEARS
TRU Ocoee, FL	None	—	2,258	2,258	(745)	—	1,513	1,513	(900)	7/21/2005	0 to 50 YEARS
Distribution Centers / Warehouses
TRU Stockton, CA Whse	None	2,110	33,443	35,553	—	2,110	33,443	35,553	(11,596)	12/9/2005	0 to 50 YEARS
TRU Atlanta, GA Whse	None	4,955	37,309	42,264	—	4,955	37,309	42,264	(11,203)	12/9/2005	0 to 50 YEARS
TRU Frederick, MD Whse	None	814	21,003	21,817	—	814	21,003	21,817	(7,088)	12/9/2005	0 to 50 YEARS
Corporate Headquarters
CORP SSC PointView - Wayne HQ	None	35,625	88,449	124,074	224	35,625	88,673	124,298	(11,695)	7/21/2005	15 to 50 YEARS
TOTAL		$278,560	$1,159,836	$1,438,396	$(2,591)	$277,001	$1,158,804	$1,435,805	$(555,238)

Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2011, 2010 and 2009 are as follows:

	Fiscal Year (in thousands)
	2011	2010	2009
Balance at beginning of year	$1,456,639	$1,469,577	$1,568,753
Deductions during year:	—	—	—
Cost of Properties transfers	—	—	(95,978)
Cost of real estate sold	(18,915)	(9,686)	—
Capital expenditures	4,028	—	—
Other adjustments (1)	—	(611)	(231)
Asset disposals/retirements (2)	(5,947)	(2,641)	(2,967)
Balance at close of fiscal year	$1,435,805	$1,456,639	$1,469,577
Reconciliations of accumulated depreciation for the three fiscal years ended 2011, 2010 and 2009 are as follows:

	Fiscal Year (in thousands)
	2011	2010	2009
Balance at beginning of year	$532,848	$501,012	$500,796
Additions (Deductions) during year:
Properties transfers	—	—	(35,528)
Accumulated depreciation on real estate sold	(7,622)	(3,738)	—
Provision for depreciation	35,932	38,215	38,338
Asset disposals/retirements (2)	(5,920)	(2,641)	(2,594)
Balance at close of fiscal year	$555,238	$532,848	$501,012

(1)	Primarily due to write-down on certain properties.

(2)	Primarily represents retirements of minor alterations and assets disposed of in connections with store relocations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
(b) Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.
Under the supervision and with the participation of management, including our principal executive and principal financial officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of January 28, 2012, the Company's internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered pubic accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to non-accelerated filers, which permit us to provide only management's report in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Leased properties
351 properties, comprising either fee interests or ground-leased land and the improvements thereon, or space-leased premises.
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
The net base cash rents to be paid by Toys-Delaware to the Company under the TRU Propco I Master Lease, effective July 9, 2009, increased to approximately $173 million per annum, net of rents due to third parties. As of January 28, 2012, the base rents to be paid by Toys-Delaware were approximately $169 million per annum reduced for lease terminations and properties sold. The rental payments are subject to 10% increases on July 1, 2014, July 1, 2019 and July 1, 2024. The base rent under the

Master Lease will be reduced by the rent for Properties that are subject to ground or space leases that expire prior to June 30, 2029. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property and Tenant accepts such offer, then the base rent for such Leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.
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
Additional rent
The Tenant will pay, directly to third-party ground and space lessors, the rents owed under the ground- and space-leases affecting the Properties and will offset such payments against the base rent described above. The Tenant will also pay when due, directly to the parties entitled to receive the same, all real estate taxes, insurance premiums, utility charges, and common area or association charges or dues.
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
Rental Revenues
Our rental revenues are primarily derived from payments received under the leasing agreements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2011, 2010 and 2009, we earned related party Base rent revenues of approximately $243 million, $244 million and $242 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $41 million during fiscals 2011 and 2010, respectively, and $44 million during fiscal 2009 under our leasing arrangements with Toys-Delaware.

Termination Payments
As discussed above, the TRU Propco I Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $11 million and $1 million for the fiscal years ended January 28, 2012 and January 29, 2011 in Earnings from discontinued operations on the Consolidated Statements of Operations. There were no termination payments required to be made for the fiscal year ended January 30, 2010.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. The amount charged to us for these services was approximately $5 million for each of fiscals 2011, 2010 and 2009, and are recorded in Other operating expenses in the Consolidated Statements of Operations.
Transactions with the Sponsors
Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with the Sponsors. From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. Through July 9, 2009, the Sponsors and their affiliates had held debt issued by the Company. As a result of the completion of the offering of the Notes on July 9, 2009, the Sponsors and their affiliates no longer own a portion of such debt. The interest amounts paid on such debt held by related parties for fiscal 2009 was $2 million.
Transactions with Toys - Delaware
We sold or transferred the Transferred Properties to Toys-Delaware for $124 million in fiscal 2009. The carrying amount of the net assets transferred was approximately $59 million. Since this sale occurred between entities under common control, the difference between the cash received and the net assets transferred of approximately $65 million was included in Capital contribution in connection with the sale of properties in the Consolidated Statement of Changes in Member’s Capital (Deficit) for the fiscal year ended January 30, 2010. The Company reported the operating results for the Transferred Properties as Earnings from discontinued operations in its Consolidated Statement of Operations for fiscal year ended January 30, 2010. Refer to Note 3 to the Consolidated Financial Statements entitled “DISCONTINUED OPERATIONS” for further details.
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
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2011 and 2010.
Audit Fees
Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “D&T”) provided professional services to TRU and its consolidated subsidiaries for fiscals 2011 and 2010. A portion of these costs have been allocated to TRU Propco I.

The aggregate fees billed by D&T for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2011 and 2010 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and quarterly financial statements for those fiscal years, and for other services rendered during those fiscal years on our behalf were estimated as follows:

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$279,000	$245,000
Audit-Related Fees (2)	14,000	228,000

(1)
For fiscal 2011, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in our 10-Q filings. For fiscal 2010, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements.

(2)
For fiscal 2011, audit-related fees consist of fees associated with the implementation of XBRL reporting requirements. For fiscal 2010, audit-related fees consist of fees related to the Company’s Form S-4.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules
(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.
(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 63 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

By:	/s/ F. Clay Creasey, Jr.
Name:	F. Clay Creasey, Jr.
Title:	Executive Vice President and Chief Financial Officer
Date: April 27, 2012
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys “R” Us, Inc. (“TRU”), the Managing Member of Wayne Real Estate Holding Company, LLC, the Managing Member of Toys “R” Us Property Company I, LLC, such persons performing the similar functions of a board of directors of the registrant, on April 27, 2012.

Signature	Title

/s/ Gerald L. Storch	Chief Executive Officer of TRU
Gerald L. Storch

/s/ F. Clay Creasey, Jr.	Executive Vice President — Chief Financial Officer of TRU and the registrant
F. Clay Creasey, Jr.	(Principal Executive and Financial Officer of the registrant)

/s/ Charles D. Knight	Senior Vice President — Controller of TRU
Charles D. Knight	(Principal Accounting Officer of the registrant)

/s/ F. Clay Creasey, Jr.	Authorized Officer of the Managing Member of the Company
F. Clay Creasey, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
We have not sent a copy of our annual report or proxy statement to our security holders.

INDEX TO EXHIBITS

 The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document
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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on April 27, 2012, and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase