Form 10-Q
period 2012-04-28
Toys R Us Property Co I, LLC
filed 2012-06-12
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
Commission file number 333-164018
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
As of June 12, 2012, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	April 28, 2012	January 28, 2012
ASSETS
Current Assets:
Cash	$112,982	$72,111
Due from affiliate, net	3,817	9,882
Lease allowance receivable	4,680	—
Prepaid expenses	6,730	2,202
Total current assets	128,209	84,195
Real Estate, Net:
Land	277,001	277,001
Buildings, net	489,117	493,883
Leasehold improvements, net	105,752	109,683
Total real estate, net	871,870	880,567
Straight-line rent receivable from affiliate	140,375	129,411
Debt issuance costs	15,275	16,007
Other assets	279	283
Total Assets	$1,156,008	$1,110,463

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$29,459	$3,928
Real estate taxes payable	12,215	11,075
Deferred third party rent liabilities	1,508	1,175
Deferred related party revenue	940	1,365
Other current liabilities	1,136	1,422
Total current liabilities	45,258	18,965
Long-term debt	934,166	933,516
Deferred third party rent liabilities	114,152	110,159
Other non-current liabilities	1,512	1,537
Member's capital	60,920	46,286
Total Liabilities and Member's Capital	$1,156,008	$1,110,463
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Rental revenues:
Base rents	$61,375	$61,445
Tenant reimbursements	10,024	10,390
Total revenues	71,399	71,835

Depreciation	8,492	8,246
Rental expense	12,134	12,094
Common area maintenance expenses	10,024	10,390
Other operating expenses	1,192	1,362
Total operating expenses	31,842	32,092

Operating earnings	39,557	39,743
Interest expense	26,999	26,991

Earnings from continuing operations	12,558	12,752
Earnings from discontinued operations	2,076	2,676

Net earnings	$14,634	$15,428
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Cash Flows from Operating Activities:
Net earnings	$14,634	$15,428
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	8,697	8,530
Amortization of debt issuance costs	732	732
Amortization of original issue discount	650	586
Gain on sale of real estate	—	(418)
Other non-cash charges	(25)	64
Changes in operating assets and liabilities:
Due from affiliate, net and Lease allowance receivable	1,385	(2,719)
Prepaid expenses	(4,528)	(655)
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(6,634)	(5,235)
Accrued interest, Real estate taxes payable and Other current liabilities	26,385	26,620
Deferred related party revenue	(425)	(925)
Net cash provided by operating activities	40,871	42,008

Cash Flows from Investing Activities:
Proceeds from the sale of real estate	—	4,586
Net cash provided by investing activities	—	4,586

Cash Flows from Financing Activities:
Distributions	—	(8,266)
Net cash used in financing activities	—	(8,266)

Cash:
Net increase during period	40,871	38,328
Cash at beginning of period	72,111	39,708
Cash at end of period	$112,982	$78,036
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL
(Unaudited)

(In thousands)	Member's Capital
Balance, January 29, 2011	$43,085
Net earnings	15,428
Distributions	(8,266)
Balance, April 30, 2011	$50,247

Balance, January 28, 2012	$46,286
Net earnings	14,634
Balance, April 28, 2012	$60,920
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. TRU Propco I was formed on September 15, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are indirectly owned by TRU through our holding company, Wayne Real Estate Holding Company, LLC (“Wayne Holdings”), a direct wholly-owned subsidiary of TRU. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”). The Company is one reportable segment.
The Condensed Consolidated Balance Sheets as of April 28, 2012 and January 28, 2012, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital for the thirteen weeks ended April 28, 2012 and April 30, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

2. Real estate, net

(In thousands)	April 28, 2012	January 28, 2012
Land	$277,001	$277,001
Buildings	750,894	751,744
Leasehold improvements	404,423	407,060
	1,432,318	1,435,805
Less: accumulated depreciation	(560,448)	(555,238)
Total	$871,870	$880,567

3. Discontinued operations
During the first quarter of fiscal 2012, we had two leases expire with unrelated third party landlords for which we opted not to exercise the renewal options. The Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”) requires Toys-Delaware to make a payment to the Company upon early termination of the lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. As per the terms of the TRU Propco I Master Lease, the two leases were terminated early and we recorded a termination payment of approximately $1 million in Earnings from discontinued operations on the Condensed Consolidated Statement of Operations. Termination payments received are included in Cash Flows from Operating Activities.
During the first quarter of fiscal 2011, we sold one owned property to a third party for gross proceeds of approximately $5 million, resulting in a gain of less than $1 million. We recorded a termination payment of approximately $2 million for the property sold. In addition, subsequent to the first quarter of fiscal 2011, we sold three more properties and terminated two leases with unrelated third party landlords prior to the expiration of the leases.
We reported the operating results for these properties as Earnings from discontinued operations in the Condensed Consolidated

Statements of Operations for the thirteen weeks ended April 28, 2012 and April 30, 2011. The operating results for these properties classified as discontinued operations through April 28, 2012 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Consolidated Statements of Operations for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Total revenues (1)	$1,079	$2,979
Earnings from discontinued operations	$2,076	$2,676

(1)	Includes termination payments from Toys-Delaware.
4. Long-term debt
As of April 28, 2012 and January 28, 2012, the carrying value of our debt was $934 million, respectively.
10.75% Senior Notes, due fiscal 2017 ($932 at April 28, 2012)
As of April 28, 2012 and January 28, 2012, the carrying value of our 10.75% senior unsecured notes due fiscal 2017 (the "Notes") was $932 million and $931 million, respectively, with fair values of approximately $1,043 million and $1,064 million, respectively. The fair value of the Notes was estimated using Level 2 inputs, which represent quoted market prices of our debt instrument.
Subsequent Event
In accordance with the indenture governing the Notes, we commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Notes for cash. The tender offer will expire on June 13, 2012. To the extent the tender offer is not accepted by holders, we will use such funds as permitted by the indenture governing the Notes, including paying dividends to TRU.
Lease Financing Obligation Associated with a Capital Project
During fiscal 2011, we were significantly involved in the construction of a leased store which included non-standard tenant improvements. As a result of our involvement, we are deemed the “owner” for accounting purposes and are required to capitalize the construction costs on our Condensed Consolidated Balance Sheet. Upon completion of the project, we performed a sale-leaseback analysis pursuant to ASC 840, “Leases”, and determined that we were unable to derecognize the assets capitalized during construction. Therefore, in conjunction with this lease, as of April 28, 2012 and January 28, 2012, we recorded a financing obligation of $2 million and $3 million, respectively. The rental payments to the landlord are recognized as a reduction of the financing obligation and interest expense. We also continue to recognize rent expense on the ground lease for the land on which this asset was constructed.
5 . Member’s capital
Wayne Holdings is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our ultimate parent company, TRU. From time to time, a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU. During the thirteen weeks ended April 30, 2011, we made cash distributions of $8 million in dividends.
Subsequent Events
On May 3, 2012, we made a cash distribution of approximately $8 million to TRU through our direct owner Wayne Holdings.
In accordance with the indenture governing the Notes, we commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Notes for cash. The tender offer will expire on June 13, 2012. To the extent the tender offer is not accepted by holders, we will use such funds as permitted by the indenture governing the Notes, including paying dividends to TRU.

6. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco I Master Lease we have entered into with Toys-Delaware. The TRU Propco I Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended April 28, 2012 and April 30, 2011, we earned related party Base rent revenues of approximately $60 million and $61 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $10 million and $11 million under our leasing arrangements with Toys-Delaware during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.
Termination Payments
As discussed in Note 3 entitled “Discontinued operations”, the TRU Propco I Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $1 million and $2 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, in Earnings from discontinued operations on the Condensed Consolidated Statements of Operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. During each of the thirteen weeks ended April 28, 2012 and April 30, 2011, the amounts charged to us for these services were approximately $1 million, respectively, and are recorded on Other operating expenses in the Condensed Consolidated Statements of Operations.
7. Due from affiliate, net
As of April 28, 2012 and January 28, 2012, Due from affiliate, net of $4 million and $10 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.
Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”) and formed in September 2005. Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 349 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Earnings from continuing operations	$12,558	$12,752	$(194)	(1.5)%

Earnings from continuing operations decreased by a nominal amount for the thirteen weeks ended April 28, 2012, compared to the same period last year.
Total Revenues

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Total revenues	$71,399	$71,835	$(436)	(0.6)%
Total revenues decreased by $0.4 million, or 0.6%, to $71.4 million for the thirteen weeks ended April 28, 2012, compared to $71.8 million for the thirteen weeks ended April 30, 2011, primarily due to a decrease in Tenant reimbursements.
Depreciation

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Depreciation	$8,492	$8,246	$246	3.0%
Depreciation increased by a nominal amount for the thirteen weeks ended April 28, 2012, compared to the same period last year.
Rental Expense

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Rental expense	$12,134	$12,094	$40	0.3%

Rental expense increased by a nominal amount for the thirteen weeks ended April 28, 2012, compared to the same period last year.
Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Common area maintenance expenses	$10,024	$10,390	$(366)	(3.5)%
Common area maintenance expenses decreased by a nominal amount for the thirteen weeks ended April 28, 2012, compared to the same period last year. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Other operating expenses	$1,192	$1,362	$(170)	(12.5)%
Other operating expenses decreased by a nominal amount for the thirteen weeks ended April 28, 2012, compared to the same period last year.
Interest Expense

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Interest expense	$26,999	$26,991	$8	—%
Interest expense increased by a nominal amount for the thirteen weeks ended April 28, 2012, compared to the same period last year.

Earnings from Discontinued Operations

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Earnings from discontinued operations	$2,076	$2,676	$(600)	(22.4)%
Earnings from discontinued operations decreased by $0.6 million to $2.1 million for the thirteen weeks ended April 28, 2012, compared to earnings of $2.7 million for the thirteen weeks ended April 30, 2011. The decrease was primarily due to a gain of approximately $0.4 million recognized from a sale of a property during the thirteen weeks ended April 30, 2011. Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources
Overview
As of April 28, 2012, we were in compliance with all of our covenants related to the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”).
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
Additionally, the indenture governing the Notes allows us to re-invest the net cash proceeds from the sale of properties within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Notes within 30 days to purchase Notes with the Excess Proceeds. Although we have recognized sales proceeds in excess of $10.0 million as of April 28, 2012, these are not classified as Excess Proceeds given the time that has elapsed from the sale of the properties.
We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011	Change
Net cash provided by operating activities	$40,871	$42,008	$(1,137)
Net cash provided by investing activities	—	4,586	(4,586)
Net cash used in financing activities	—	(8,266)	8,266
Net increase during period in cash	$40,871	$38,328	$2,543
Cash Flows Provided by Operating Activities
During the thirteen weeks ended April 28, 2012, net cash provided by operating activities was $40.9 million compared to $42.0 million for the thirteen weeks ended April 30, 2011. The decrease in net cash provided by operating activities was primarily due to an increase in third party prepaid expenses, partially offset by an increase in amounts due to Toys-Delaware. These are due to the timing of payments made in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.
Cash Flows Provided by Investing Activities
During the thirteen weeks ended April 28, 2012, no cash was provided by investing activities as compared to $4.6 million for the same period last year. Net cash provided by investing activities in the first quarter of fiscal 2011 was due to proceeds from the sale of real estate of $4.6 million.
Cash Flows Used in Financing Activities
During the thirteen weeks ended April 28, 2012, no cash was used in financing activities as compared to $8.3 million for the same period last year. Net cash used in financing activities in the first quarter of fiscal 2011 was due to Distributions of $8.3 million.
Debt
Refer to the Annual Report on Form 10-K and Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt.
Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, for details on our contractual obligations and commitments.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 28, 2012, for a discussion of critical accounting policies.
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure

Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). As of January 29, 2012, the Company has adopted ASU 2011-04 and has applied this guidance prospectively. The adoption of ASU 2011-04 did not have an impact on our Condensed Consolidated Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may file in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys-Delaware’s business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which Toys-Delaware conducts its business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and TRU’s respective substantial levels of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on April 27, 2012 and in our reports and documents filed with the Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission's rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk during the thirteen weeks ended April 28, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: June 12, 2012	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended April 28, 2012 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 12, 2012 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document