Form 10-Q
period 2012-07-28
Toys R Us Property Co I, LLC
filed 2012-09-11
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
Commission file number 333-164018
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
As of September 11, 2012, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 28, 2012	January 28, 2012
ASSETS
Current Assets:
Cash	$57,402	$72,111
Due from affiliate, net	10,240	9,882
Lease allowance receivable	4,240	—
Prepaid expenses	1,475	2,202
Net properties held for sale	3,267	—
Total current assets	76,624	84,195
Real Estate, Net:
Land	274,228	277,001
Buildings, net	483,903	493,883
Property and leasehold improvements, net	101,254	109,683
Total real estate, net	859,385	880,567
Straight-line rent receivable from affiliate	147,071	129,411
Debt issuance costs	14,542	16,007
Other assets	275	283
Total Assets	$1,097,897	$1,110,463

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$3,885	$3,928
Real estate taxes payable	14,584	11,075
Deferred third party rent liabilities	1,883	1,175
Deferred related party revenue	1,365	1,365
Other current liabilities	1,126	1,422
Total current liabilities	22,843	18,965
Long-term debt	934,821	933,516
Deferred third party rent liabilities	114,596	110,159
Other non-current liabilities	1,487	1,537
Member's capital	24,150	46,286
Total Liabilities and Member's Capital	$1,097,897	$1,110,463
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Rental revenues:
Base rents	$60,576	$60,219	$121,835	$121,526
Tenant reimbursements	9,771	10,255	19,767	20,617
Total revenues	70,347	70,474	141,602	142,143
Depreciation	8,885	8,232	17,370	16,459
Rental expense	11,484	12,182	23,618	24,275
Common area maintenance expenses	9,771	10,255	19,767	20,617
Other operating expenses	1,331	1,359	2,521	2,721
Total operating expenses	31,471	32,028	63,276	64,072
Operating earnings	38,876	38,446	78,326	78,071
Interest expense	26,961	26,922	53,960	53,913
Earnings from continuing operations	11,915	11,524	24,366	24,158
(Loss) earnings from discontinued operations	(219)	2,319	1,964	5,113
Net earnings	$11,696	$13,843	$26,330	$29,271
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011
Cash Flows from Operating Activities:
Net earnings	$26,330	$29,271
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	17,915	16,976
Amortization of debt issuance costs	1,465	1,465
Amortization of original issue discount	1,305	1,176
Gain on sale of real estate	—	(392)
Other non-cash charges	(50)	64
Changes in operating assets and liabilities:
Due from affiliate, net and Lease allowance receivable	(5,039)	(3,817)
Prepaid expenses	727	113
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(12,066)	(10,563)
Accrued interest, Real estate taxes payable and Other current liabilities	3,170	4,397
Deferred related party revenue	—	(466)
Net cash provided by operating activities	33,757	38,224
Cash Flows from Investing Activities:
Proceeds from the sale of real estate	—	7,883
Capital expenditures	—	(525)
Net cash provided by investing activities	—	7,358
Cash Flows from Financing Activities:
Distributions	(48,466)	(42,151)
Long-term debt borrowings	—	525
Net cash used in financing activities	(48,466)	(41,626)
Cash:
Net (decrease) increase during period	(14,709)	3,956
Cash at beginning of period	72,111	39,708
Cash at end of period	$57,402	$43,664
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL
(Unaudited)

(In thousands)	Member's Capital
Balance, January 29, 2011	$43,085
Net earnings	29,271
Distributions	(42,151)
Balance, July 30, 2011	$30,205

Balance, January 28, 2012	$46,286
Net earnings	26,330
Distributions	(48,466)
Balance, July 28, 2012	$24,150
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
The Condensed Consolidated Balance Sheets as of July 28, 2012 and January 28, 2012, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital for the twenty-six weeks ended July 28, 2012 and July 30, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
2. Real estate, net

(In thousands)	July 28, 2012	January 28, 2012
Land	$274,228	$277,001
Buildings	749,395	751,744
Property and leasehold improvements	403,238	407,060
	1,426,861	1,435,805
Less: accumulated depreciation	(567,476)	(555,238)
Total	$859,385	$880,567
Net properties held for sale
Assets held for sale represent assets owned by us that our management has committed to sell in the near term. The following assets are classified as held for sale:

(In thousands)	July 28, 2012
Land	$2,773
Buildings	1,227
Property and leasehold improvements	1,185
5,185
Less: accumulated depreciation	(1,918)
Total	$3,267

Subsequent to the second quarter of fiscal 2012, we sold a non-operating parcel classified as held for sale as of July 28, 2012, to an unrelated third party for gross proceeds of approximately $1 million, resulting in a nominal gain.

3. Discontinued operations
During the twenty-six weeks ended July 28, 2012, we classified a property and a non-operating parcel as held for sale and had two leases expire with unrelated third party landlords for which we opted not to exercise the renewal options. The Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”) requires Toys-Delaware to make a payment to the Company upon early termination of the lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. As per the terms of the TRU Propco I Master Lease, the two leases were terminated early and we recorded termination payments of approximately $1 million in (Loss) earnings from discontinued operations on the Condensed Consolidated Statement of Operations. Termination payments received are included in Cash Flows from Operating Activities.
During the twenty-six weeks ended July 30, 2011, we sold two owned properties to unrelated third parties for gross proceeds of approximately $8 million, resulting in a net gain of less than $1 million. We recorded termination payments of approximately $4 million for properties sold during the twenty-six weeks ended July 30, 2011 in (Loss) earnings from discontinued operations on the Condensed Consolidated Statement of Operations. In addition, subsequent to the second quarter of fiscal 2011, we sold two more properties and terminated two leased properties with unrelated third party landlords prior to the expiration of the leases.
We reported the operating results for these properties as (Loss) earnings from discontinued operations on the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011. The operating results for these properties classified as discontinued operations through July 28, 2012 were derived from our historical financial information and have been segregated from continuing operations and reported separately on the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011
Total revenues	$56	$2,769
(Loss) earnings from discontinued operations	$(219)	$2,319

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011
Total revenues	$1,279	$5,912
Earnings from discontinued operations	$1,964	$5,113
4. Long-term debt
As of July 28, 2012 and January 28, 2012, the carrying value of our debt was $935 million and $934 million, respectively.
10.75% Senior Notes, due fiscal 2017 ($932 million at July 28, 2012)
As of July 28, 2012 and January 28, 2012, the carrying value of our 10.75% senior unsecured notes due fiscal 2017 (the “Notes”) was $932 million and $931 million, respectively, with fair values of approximately $1,045 million and $1,064 million, respectively. The fair value of the Notes was estimated using Level 2 inputs, which represent quoted market prices of our debt instrument.
In accordance with the indenture governing the Notes, we commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made a cash distribution of approximately $32 million to TRU on June 21, 2012.
Lease Financing Obligation Associated with a Capital Project
During fiscal 2011, we were significantly involved in the construction of a leased store which included non-standard tenant improvements. As a result of our involvement, we are deemed the “owner” for accounting purposes and are required to capitalize the construction costs on our Condensed Consolidated Balance Sheet. Upon completion of the project, we performed a sale-leaseback analysis pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 840, “Leases”, and determined that we were unable to derecognize the assets capitalized during construction. Therefore, in conjunction with this lease, as of July 28, 2012 and January 28, 2012, we had a financing obligation of $3 million, respectively. The rental payments to the landlord are recognized as a reduction of the financing obligation and interest expense. We also continue to recognize rent expense on the ground lease for the land on which this asset was constructed.
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
In accordance with the indenture governing the Notes, we commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made cash distributions of approximately $32 million to TRU on June 21, 2012.
During the twenty-six weeks ended July 28, 2012, we made cash distributions of $26 million and $22 million in dividends and return of capital, respectively, which includes the cash distributions of approximately $32 million to TRU on June 21, 2012 related to the expired tender offer. During the twenty-six weeks ended July 30, 2011, we made cash distributions of $29 million and $13 million in dividends and return of capital, respectively.
6. Related party transactions
Rental Revenues
Our Rental revenues are derived from payments received under the TRU Propco I Master Lease we have entered into with Toys-Delaware. The TRU Propco I Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended July 28, 2012 and July 30, 2011, we earned related party Base rent revenues of approximately $60 million, excluding termination payments from Toys-Delaware. During the twenty-six weeks ended July 28, 2012 and July 30, 2011, we earned related party Base rent revenues of approximately $120 million and $121 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $10 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended July 28, 2012 and July 30, 2011. During the twenty-six weeks ended July 28, 2012 and July 30, 2011, we recorded Tenant reimbursements of approximately $20 million and $21 million, respectively.
Termination Payments
As discussed in Note 3 entitled “Discontinued operations”, the TRU Propco I Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. No termination payments were recorded for the thirteen weeks ended July 28, 2012 and approximately $2 million was recorded for the thirteen weeks ended July 30, 2011. We recorded termination payments of approximately $1 million and $4 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, in (Loss) earnings from discontinued operations on the Condensed Consolidated Statement of Operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. During each of the thirteen weeks ended July 28, 2012 and July 30, 2011, the amounts charged to us for these services were approximately $1 million, and are recorded in Other operating expenses on the Condensed Consolidated Statements of Operations. During each of the twenty-six weeks ended July 28, 2012 and July 30, 2011, the amounts charged to us for these services were approximately $2 million, and are recorded in Other operating expenses on the Condensed Consolidated Statements of Operations.
Due from affiliate, net
As of July 28, 2012 and January 28, 2012, Due from affiliate, net of $10 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware.

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
Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Earnings from continuing operations	$11,915	$11,524	$391	3.4%	$24,366	$24,158	$208	0.9%
Earnings from continuing operations increased by a nominal amount for the thirteen and twenty-six weeks ended July 28, 2012, compared to the same periods last year.
Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Total revenues	$70,347	$70,474	$(127)	(0.2)%	$141,602	$142,143	$(541)	(0.4)%
Total revenues decreased by a nominal amount for the thirteen weeks ended July 28, 2012, compared to the same period last year.
Total revenues decreased by $0.5 million, or 0.4%, to $141.6 million for the twenty-six weeks ended July 28, 2012, compared to $142.1 million for the twenty-six weeks ended July 30, 2011. The decrease was due to a decline in Tenant reimbursements, partially offset by an increase in Base rents.
Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Depreciation	$8,885	$8,232	$653	7.9%	$17,370	$16,459	$911	5.5%
Depreciation increased by $0.7 million, or 7.9%, to $8.9 million for the thirteen weeks ended July 28, 2012, compared to $8.2 million for the thirteen weeks ended July 30, 2011, and increased by $0.9 million, or 5.5%, to $17.4 million for the twenty-six weeks ended July 28, 2012, compared to $16.5 million for the twenty-six weeks ended July 30, 2011. The increase for both periods was primarily due to accelerated depreciation related to a change in estimated lease terms.

Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Rental expense	$11,484	$12,182	$(698)	(5.7)%	$23,618	$24,275	$(657)	(2.7)%
Rental expense decreased by $0.7 million, or 5.7%, to $11.5 million for the thirteen weeks ended July 28, 2012, compared to $12.2 million for the thirteen weeks ended July 30, 2011, and decreased by $0.7 million, or 2.7%, to $23.6 million for the twenty-six weeks ended July 28, 2012, compared to $24.3 million for the twenty-six weeks ended July 30, 2011. The decrease for both periods was primarily due to an adjustment to the non-cash straight-line third party rent amounts related to a change in estimated lease terms.
Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Common area maintenance expenses	$9,771	$10,255	$(484)	(4.7)%	$19,767	$20,617	$(850)	(4.1)%
Common area maintenance expenses decreased by $0.5 million, or 4.7%, to $9.8 million for the thirteen weeks ended July 28, 2012, compared to $10.3 million for the thirteen weeks ended July 30, 2011, and decreased by $0.8 million, or 4.1%, to $19.8 million for the twenty-six weeks ended July 28, 2012, compared to $20.6 million for the twenty-six weeks ended July 30, 2011. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Other operating expenses	$1,331	$1,359	$(28)	(2.1)%	$2,521	$2,721	$(200)	(7.4)%
Other operating expenses decreased by a nominal amount for the thirteen and twenty-six weeks ended July 28, 2012, compared to the same periods last year.
Interest Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Interest expense	$26,961	$26,922	$39	0.1%	$53,960	$53,913	$47	0.1%
Interest expense increased by a nominal amount for the thirteen and twenty-six weeks ended July 28, 2012, compared to the same periods last year.

(Loss) earnings from Discontinued Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
(Loss) earnings from discontinued operations	$(219)	$2,319	$(2,538)	(109.4)%	$1,964	$5,113	$(3,149)	(61.6)%
(Loss) earnings from discontinued operations decreased by $2.5 million to a loss of $0.2 million for the thirteen weeks ended July 28, 2012, compared to earnings of $2.3 million for the thirteen weeks ended July 30, 2011. The decrease was primarily due to a termination payment of approximately $2.2 million from Toys-Delaware as required under the TRU Propco I Master Lease for a property sold in the second quarter of fiscal 2011. See Note 6 to the Condensed Financial Statements entitled “Related party transactions” for further details.

Earnings from discontinued operations decreased by $3.1 million to $2.0 million for the twenty-six weeks ended July 28, 2012, compared to earnings of $5.1 million for the twenty-six weeks ended July 30, 2011. The decrease was due to a decline in termination payments from Toys-Delaware as required under the TRU Propco I Master Lease of $2.7 million for properties sold during the twenty-six weeks ended July 28, 2012 compared to the same period last year. See Note 3 to the Condensed Financial Statements entitled “Discontinued operations” for further details.
Liquidity and Capital Resources
Overview
As of July 28, 2012, we were in compliance with all of our covenants related to the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”).
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
Additionally, the indenture governing the Notes allows us to re-invest the net cash proceeds from the sale of properties within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Notes within 30 days to purchase Notes with the Excess Proceeds. Although we have recognized sales proceeds in excess of $10.0 million as of July 28, 2012, these are not classified as Excess Proceeds given the time that has elapsed from the sale of the properties.
We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011	Change
Net cash provided by operating activities	$33,757	$38,224	$(4,467)
Net cash provided by investing activities	—	7,358	(7,358)
Net cash used in financing activities	(48,466)	(41,626)	(6,840)
Net (decrease) increase during period in cash	$(14,709)	$3,956	$(18,665)
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended July 28, 2012, net cash provided by operating activities was $33.8 million compared to $38.2 million for the twenty-six weeks ended July 30, 2011. The decrease in net cash provided by operating activities was primarily due to a decline in termination payments from Toys-Delaware as required under the TRU Propco I Master Lease of approximately $2.7 million for early lease terminations and properties sold during the twenty-six weeks ended July 28, 2012, as compared to the same period last year.
Cash Flows Provided by Investing Activities
During the twenty-six weeks ended July 28, 2012, no cash was provided by investing activities compared to $7.4 million for the twenty-six weeks ended July 30, 2011. Net cash provided by investing activities for the twenty-six weeks ended July 30, 2011, was due to proceeds from the sale of real estate of $7.9 million, partially offset by capital expenditures of $0.5 million incurred in the same period last year.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended July 28, 2012, net cash used in financing activities was $48.5 million compared to $41.6 million for the twenty-six weeks ended July 30, 2011. The increase in net cash used in financing activities was primarily due to a $6.3 million increase in Distributions, as compared to the twenty-six weeks ended July 30, 2011.

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
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). As of January 29, 2012, the Company has adopted ASU 2011-04 and has applied this guidance prospectively. The adoption of ASU 2011-04 did not have an impact on our Condensed Consolidated Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the
Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
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
There has been no material change in our exposure to market risk during the twenty-six weeks ended July 28, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: September 11, 2012	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended July 28, 2012 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 11, 2012 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document