Form 10-Q
period 2012-10-27
Toys R Us Property Co I, LLC
filed 2012-12-11
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
Commission file number 333-164018
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
As of December 11, 2012, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	October 27, 2012	January 28, 2012
ASSETS
Current Assets:
Cash	$96,725	$72,111
Due from affiliate, net	14,768	9,882
Lease allowance receivable	2,727	—
Prepaid expenses	2,742	2,202
Total current assets	116,962	84,195
Real Estate, Net:
Land	274,228	277,001
Buildings, net	478,848	493,883
Property and leasehold improvements, net	97,358	109,683
Total real estate, net	850,434	880,567
Straight-line rent receivable from affiliate	153,048	129,411
Debt issuance costs	13,809	16,007
Other assets	296	283
Total Assets	$1,134,549	$1,110,463

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$29,139	$3,928
Real estate taxes payable	16,336	11,075
Deferred third party rent liabilities	1,508	1,175
Deferred related party revenue	1,812	1,365
Other current liabilities	1,198	1,422
Total current liabilities	49,993	18,965
Long-term debt	935,501	933,516
Deferred third party rent liabilities	114,702	110,159
Other non-current liabilities	1,462	1,537
Member's capital	32,891	46,286
Total Liabilities and Member's Capital	$1,134,549	$1,110,463
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Rental revenues:
Base rents	$60,437	$62,139	$182,095	$183,327
Tenant reimbursements	9,676	10,712	29,359	31,218
Total revenues	70,113	72,851	211,454	214,545
Depreciation	7,314	8,046	23,985	24,471
Rental expense	11,859	11,958	35,828	36,101
Common area maintenance expenses	9,676	10,712	29,359	31,218
Other operating expenses	1,471	1,583	3,726	4,240
Total operating expenses	30,320	32,299	92,898	96,030
Operating earnings	39,793	40,552	118,556	118,515
Interest expense	26,751	26,687	80,710	80,600
Earnings from continuing operations	13,042	13,865	37,846	37,915
Earnings from discontinued operations	3,724	3,144	5,250	8,365
Net earnings	$16,766	$17,009	$43,096	$46,280
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011
Cash Flows from Operating Activities:
Net earnings	$43,096	$46,280
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	25,397	27,189
Amortization of debt issuance costs	2,198	2,198
Amortization of original issue discount	1,985	1,785
Loss (gain) on sale of real estate	662	(216)
Other non-cash charges	(75)	64
Changes in operating assets and liabilities:
Due from affiliate, net and Lease allowance receivable	(7,613)	(4,703)
Prepaid expenses	(540)	(869)
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(19,137)	(20,896)
Accrued interest, Real estate taxes payable and Other current liabilities	30,248	31,381
Deferred related party revenue	447	(11)
Net cash provided by operating activities	76,668	82,202
Cash Flows from Investing Activities:
Proceeds from the sale of real estate	4,437	8,588
Capital expenditures	—	(1,050)
Net cash provided by investing activities	4,437	7,538
Cash Flows from Financing Activities:
Distributions	(56,491)	(50,225)
Long-term debt borrowings	—	1,085
Net cash used in financing activities	(56,491)	(49,140)
Cash:
Net increase during period	24,614	40,600
Cash at beginning of period	72,111	39,708
Cash at end of period	$96,725	$80,308
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL
(Unaudited)

(In thousands)	Member's Capital
Balance, January 29, 2011	$43,085
Net earnings	46,280
Distributions	(50,225)
Balance, October 29, 2011	$39,140

Balance, January 28, 2012	$46,286
Net earnings	43,096
Distributions	(56,491)
Balance, October 27, 2012	$32,891
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. TRU Propco I was formed in September 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are indirectly owned by TRU through our holding company, Wayne Real Estate Holding Company, LLC (“Wayne Holdings”), a direct wholly-owned subsidiary of TRU. We generate substantially all of our revenues, earnings and cash flows by leasing or subleasing properties primarily to our affiliate, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”). The Company is one reportable segment.
The Condensed Consolidated Balance Sheets as of October 27, 2012 and January 28, 2012, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
Prior Period Correction
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

2. Real estate, net

(In thousands)	October 27, 2012	January 28, 2012
Land	$274,228	$277,001
Buildings	746,120	751,744
Property and leasehold improvements	402,878	407,060
	1,423,226	1,435,805
Less: accumulated depreciation	(572,792)	(555,238)
Total	$850,434	$880,567

3. Discontinued operations
During the thirty-nine weeks ended October 27, 2012, we sold one property and a non-operating parcel, which were previously classified as held for sale, to unrelated third parties for gross proceeds of approximately $4 million, resulting in a net loss of less than $1 million. Additionally, we had an early termination of a ground lease and had two leases expire with unrelated third party landlords for which we opted not to exercise the renewal options. The Amended and Restated Master Lease Agreement

(the “TRU Propco I Master Lease”) requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. As per the terms of the TRU Propco I Master Lease, we recorded termination payments of approximately $5 million during the thirty-nine weeks ended October 27, 2012 in Earnings from discontinued operations on the Condensed Consolidated Statement of Operations.
During the thirty-nine weeks ended October 29, 2011, we sold three owned properties to unrelated third parties for gross proceeds of approximately $9 million, resulting in a net gain of less than $1 million. Additionally, we had an early termination of a ground lease. We recorded termination payments of approximately $6 million for the thirty-nine weeks ended October 29, 2011 in Earnings from discontinued operations on the Condensed Consolidated Statement of Operations.
We reported the operating results for these properties as Earnings from discontinued operations on the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011. The operating results for these properties classified as discontinued operations through October 27, 2012 were derived from our historical financial information and have been segregated from continuing operations and reported separately on the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011
Total revenues	$4,315	$2,888
Earnings from discontinued operations	$3,724	$3,144

	39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011
Total revenues	$5,854	$9,250
Earnings from discontinued operations	$5,250	$8,365
4. Long-term debt
As of October 27, 2012 and January 28, 2012, the carrying value of our debt was $936 million and $934 million, respectively.
10.75% Senior Notes, due fiscal 2017 ($933 million at October 27, 2012)
As of October 27, 2012 and January 28, 2012, the carrying value of our 10.75% senior unsecured notes due fiscal 2017 (the “Notes”) was $933 million and $931 million, respectively, with fair values of approximately $1,026 million and $1,064 million, respectively. The fair value of the Notes was estimated using Level 2 inputs, which represent quoted market prices of our debt instrument.
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
Lease Financing Obligation Associated with a Capital Project
During fiscal 2011, we were significantly involved in the construction of a leased store which included non-standard tenant improvements.  As a result of our involvement, we are deemed the “owner” for accounting purposes and are required to capitalize the construction costs on our Condensed Consolidated Balance Sheet. Upon completion of the project, we performed a sale-leaseback analysis pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 840, “Leases”, and determined that we were unable to derecognize the assets capitalized during construction. Therefore, in conjunction with this lease, as of October 27, 2012 and January 28, 2012, we had a financing obligation of $3 million, respectively.  The rental payments to the landlord are recognized as a reduction of the financing obligation and interest expense.  We also continue to recognize rent expense on the ground lease for the land on which this asset was constructed.

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
During the thirty-nine weeks ended October 27, 2012, we made cash distributions of $43 million and $13 million in dividends and return of capital, respectively, which includes the cash distributions of approximately $32 million to TRU on June 21, 2012 related to the expired tender offer. During the thirty-nine weeks ended October 29, 2011, we made cash distributions of $46 million and $4 million in dividends and return of capital, respectively.
6. Related party transactions
Rental Revenues
Our Rental revenues are derived from payments received under the TRU Propco I Master Lease we have entered into with Toys-Delaware. The TRU Propco I Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended October 27, 2012 and October 29, 2011, we earned related party Base rent revenues of approximately $60 million and $62 million, respectively, excluding termination payments from Toys-Delaware. During the thirty-nine weeks ended October 27, 2012 and October 29, 2011, we earned related party Base rent revenues of approximately $180 million and $183 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $10 million and $11 million under our leasing arrangements with Toys-Delaware during the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. During the thirty-nine weeks ended October 27, 2012 and October 29, 2011, we recorded Tenant reimbursements of approximately $29 million and $32 million, respectively.
Termination Payments
As discussed in Note 3 entitled “Discontinued operations”, the TRU Propco I Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $4 million and $2 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. We recorded termination payments of approximately $5 million and $6 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, in Earnings from discontinued operations on the Condensed Consolidated Statement of Operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses on the Condensed Consolidated Statements of Operations. During each of the thirteen weeks ended October 27, 2012 and October 29, 2011, the amounts charged to us for these services were approximately $1 million. During each of the thirty-nine weeks ended October 27, 2012 and October 29, 2011, the amounts charged to us for these services were approximately $3 million.
Due from affiliate, net
As of October 27, 2012 and January 28, 2012, Due from affiliate, net of $15 million and $10 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware.

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
Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”) and formed in September 2005. Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 347 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Earnings from continuing operations	$13,042	$13,865	$(823)	(5.9)%	$37,846	$37,915	$(69)	(0.2)%
Earnings from continuing operations decreased by $0.8 million and a nominal amount for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, compared to the same periods last year due primarily to a reduction in Total revenues.
Total Revenues

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Total revenues	$70,113	$72,851	$(2,738)	(3.8)%	$211,454	$214,545	$(3,091)	(1.4)%
Total revenues decreased by $2.8 million, or 3.8%, to $70.1 million for the thirteen weeks ended October 27, 2012, compared to $72.9 million for the thirteen weeks ended October 29, 2011. The decrease was due to a decline in Base rents predominantly as a result of a non-cash cumulative straight-line lease accounting correction recorded in the third quarter of fiscal 2011, as well as a decrease in Tenant reimbursements.
Total revenues decreased by $3.0 million, or 1.4%, to $211.5 million for the thirty-nine weeks ended October 27, 2012, compared to $214.5 million for the thirty-nine weeks ended October 29, 2011. The decrease was due to a decline in Tenant reimbursements and Base rents predominantly as a result of a non-cash cumulative straight-line lease accounting correction recorded in the third quarter of fiscal 2011.
Depreciation

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Depreciation	$7,314	$8,046	$(732)	(9.1)%	$23,985	$24,471	$(486)	(2.0)%
Depreciation decreased by $0.7 million and $0.5 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, compared to the same periods last year.

Rental Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Rental expense	$11,859	$11,958	$(99)	(0.8)%	$35,828	$36,101	$(273)	(0.8)%
Rental expense decreased by a nominal amount for the thirteen and thirty-nine weeks ended October 27, 2012, compared to the same periods last year.
Common Area Maintenance Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Common area maintenance expenses	$9,676	$10,712	$(1,036)	(9.7)%	$29,359	$31,218	$(1,859)	(6.0)%
Common area maintenance expenses decreased by $1.0 million, or 9.7%, to $9.7 million for the thirteen weeks ended October 27, 2012, compared to $10.7 million for the thirteen weeks ended October 29, 2011, and decreased by $1.8 million, or 6.0%, to $29.4 million for the thirty-nine weeks ended October 27, 2012, compared to $31.2 million for the thirty-nine weeks ended October 29, 2011. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Other operating expenses	$1,471	$1,583	$(112)	(7.1)%	$3,726	$4,240	$(514)	(12.1)%
Other operating expenses decreased by a nominal amount for the thirteen and thirty-nine weeks ended October 27, 2012, compared to the same periods last year.
Interest Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Interest expense	$26,751	$26,687	$64	0.2%	$80,710	$80,600	$110	0.1%
Interest expense increased by a nominal amount for the thirteen and thirty-nine weeks ended October 27, 2012, compared to the same periods last year.

Earnings from Discontinued Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Earnings from discontinued operations	$3,724	$3,144	$580	18.4%	$5,250	$8,365	$(3,115)	(37.2)%
Earnings from discontinued operations increased by $0.6 million to $3.7 million for the thirteen weeks ended October 27, 2012, compared to $3.1 million for the thirteen weeks ended October 29, 2011. The increase was primarily due to an increase in termination payments of approximately $1.9 million from Toys-Delaware as required under the TRU Propco I Master Lease, as compared to the same period last year. See Note 6 to the Condensed Financial Statements entitled “Related party transactions” for further details.
Earnings from discontinued operations decreased by $3.1 million to $5.3 million for the thirty-nine weeks ended October 27, 2012, compared to earnings of $8.4 million for the thirty-nine weeks ended October 29, 2011. The decrease was primarily due to a reduction in Base rents and a decrease in termination payments of $0.9 million compared to the same period last year. See Note 3 to the Condensed Financial Statements entitled “Discontinued operations” for further details.
Liquidity and Capital Resources
Overview
As of October 27, 2012, we were in compliance with all of our covenants related to the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”).
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
Additionally, the indenture governing the Notes allows us to re-invest the net cash proceeds from the sale of properties within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Notes within 30 days to purchase Notes with the Excess Proceeds. Although we have recognized sales proceeds in excess of $10.0 million as of October 27, 2012, these are not classified as Excess Proceeds given the time that has elapsed from the sale of the properties.
We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011	Change
Net cash provided by operating activities	$76,668	$82,202	$(5,534)
Net cash provided by investing activities	4,437	7,538	(3,101)
Net cash used in financing activities	(56,491)	(49,140)	(7,351)
Net increase during period in cash	$24,614	$40,600	$(15,986)
Cash Flows Provided by Operating Activities
During the thirty-nine weeks ended October 27, 2012, net cash provided by operating activities was $76.7 million compared to $82.2 million for the thirty-nine weeks ended October 29, 2011. The decrease in net cash provided by operating activities was primarily due to a decline in termination payments received from Toys-Delaware as required under the TRU Propco I Master Lease of approximately $3.7 million for early lease terminations and properties sold during the thirty-nine weeks ended October 27, 2012, as compared to the same period last year.
Cash Flows Provided by Investing Activities
During the thirty-nine weeks ended October 27, 2012, net cash provided by investing activities was $4.4 million compared to $7.5 million for the thirty-nine weeks ended October 29, 2011. The decrease in net cash provided by investing activities was primarily due to a reduction in proceeds from the sale of real estate of $4.2 million.
Cash Flows Used in Financing Activities
During the thirty-nine weeks ended October 27, 2012, net cash used in financing activities was $56.5 million compared to $49.1 million for the thirty-nine weeks ended October 29, 2011. The increase in net cash used in financing activities was primarily due to a $6.3 million increase in Distributions, as compared to the thirty-nine weeks ended October 29, 2011.
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
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. As of January 29, 2012, the Company adopted ASU 2011-04 and applied this guidance prospectively. The adoption of ASU 2011-04 did not have an impact on our Condensed Consolidated Financial Statements.
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
There has been no material change in our exposure to market risk during the thirty-nine weeks ended October 27, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: December 11, 2012	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and thirty-nine weeks ended October 27, 2012 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on December 11, 2012 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document