Form 10-K/A
period 2012-01-28
Toys R Us Property Co I, LLC
filed 2013-03-07
CIK 1474301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment to Toys “R” Us Property Company I, LLC’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 7, 2013, is filed solely for the purpose of re-filing the Section 302 certification to include in paragraph 4 thereof certain required language concerning internal control over financial reporting that had inadvertently been omitted in the original Form 10-K and refurnishing the Section 906 certification to provide a reference to the correct reporting period. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the original Form 10-K in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

By:	/s/ F. Clay Creasey, Jr.
Name:	F. Clay Creasey, Jr.
Title:	Executive Vice President and Chief Financial Officer

Date: March 7, 2013

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report.

Exhibit No.	Document

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d –14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)