Form 10-K
period 2013-02-02
Toys R Us Property Co I, LLC
filed 2013-05-03
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013 Commission file number 333-164018
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
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒    No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐
(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of May 3, 2013, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.
Toys “R” Us Property Company I, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of Toys “R” Us - Delaware, Inc.’s (“Toys-Delaware”) business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, Toys-Delaware’s ability to implement its strategy, the availability of adequate financing to us, Toys-Delaware and Toys “R” Us, Inc. (“TRU”), access to trade credit, changes in consumer preferences, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE

PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosure	18

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures	52
Item 9B.	Other Information	52

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions and Director Independence	53
Item 14.	Principal Accounting Fees and Services	57

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	59

SIGNATURES		60

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		61

INDEX TO EXHIBITS		62

PART I
ITEM 1.    BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2012 ended February 2, 2013; fiscal 2011 ended January 28, 2012; and fiscal 2010 ended January 29, 2011. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented are based on 52 week periods. References to fiscals 2012, 2011 and 2010 are to our fiscal years unless otherwise specified.
Our Business
We are a special purpose entity, owned indirectly by TRU and formed in September 2005. Our four wholly-owned subsidiaries own fee and leasehold interests in 346 properties in the United States (collectively, the “Properties” and each, a “Property”). Wayne Real Estate Company, LLC was formed on May 27, 2005 to hold the property of our headquarters located in Wayne, New Jersey. MAP Real Estate, LLC was formed on July 7, 2005 for the purposes of owning our properties located in Massachusetts, Ohio and Pennsylvania. TRU 2005 RE II Trust was formed on November 28, 2005 to hold our property located in Maryland. TRU 2005 RE I, LLC was formed on September 15, 2005 to own the remaining properties that did not fall within the categories of the other three subsidiaries.
We lease the Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the majority of the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For the financial statements for fiscal year ended February 2, 2013 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.
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
As of February 2, 2013, we owned fee and leasehold interests in 346 properties domestically, which include the following:

•
200 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 6,000 square feet to boutique areas for juvenile (including baby) products (Babies “R” Us Express and Juvenile Expansion formats devote approximately an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•
78 side-by-side stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products;

•	64 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 2,000 to 3,000 square feet to traditional toy products;

•	3 distribution centers, which range in size from approximately 600,000 to 1,000,000 square feet;

•	TRU’s headquarters in Wayne, NJ, which is approximately 585,000 square feet.
The Properties are important to the operations of Toys-Delaware, generating $2.5 billion of U.S. store revenues, which represented approximately 31% of Toys-Delaware’s total U.S. store revenues for fiscal 2012. In the opinion of our management, the Properties are adequately covered by insurance. Certain of the Properties are subject to customary encumbrances, such as ground leases, rights of first offer or refusal, third-party purchase rights, continuous-operations covenants and use restrictions.
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

Geographic Distribution of Properties
The following table sets forth the locations of the Properties as of February 2, 2013:

Location	Number of Properties
Alabama	2
Alaska	1
Arizona	3
Arkansas	3
California	40
Colorado	4
Connecticut	4
Delaware	1
Florida	26
Georgia	16
Idaho	3
Illinois	15
Indiana	8
Iowa	3
Kansas	5
Kentucky	6
Louisiana	2
Maine	3
Maryland	7
Massachusetts	4
Michigan	20
Minnesota	8
Mississippi	3
Missouri	7
Montana	1
Nebraska	2
Nevada	3
New Hampshire	4
New Jersey	16
New Mexico	1
New York	20
North Carolina	4
North Dakota	1
Ohio	6
Oklahoma	1
Oregon	5
Pennsylvania	11
South Carolina	6
Tennessee	6
Texas	26
Utah	5
Vermont	1
Virginia	15
Washington	11
West Virginia	3
Wisconsin	4
Total(1)	346

(1)	Total includes three distribution centers located in California, Georgia and Maryland as well as TRU’s corporate headquarters located in Wayne, NJ.

The TRU Propco I Master Lease
The net base cash rents to be paid by Toys-Delaware to us under the TRU Propco I Master Lease, effective July 9, 2009, increased to approximately $173 million per annum, net of rents due to third parties. As of February 2, 2013, the base rents to be paid by Toys-Delaware were approximately $168 million per annum reduced for lease terminations and properties sold. The rental payments are subject to 10% increases on July 1, 2014, July 1, 2019 and July 1, 2024. The base rents will be reduced by the rent for Properties that are subject to ground or space leases that expire prior to June 30, 2029. For a more detailed description of the TRU Propco I Master Lease, see Note 4 to the Consolidated Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
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
Formation Documents
We are, and each of our wholly-owned subsidiaries (other than TRU 2005 RE II Trust) is, a Delaware limited liability company. TRU 2005 RE II Trust is a Delaware statutory trust. We and each of our wholly-owned subsidiaries own no material assets other than the Properties and related assets. The sole equity member of the Company is Wayne Real Estate Holding Company, LLC.
We and our wholly-owned subsidiaries were organized solely to acquire, own, hold, sell, assign, transfer, operate, lease and otherwise deal with the Properties, and to exercise all powers enumerated in the Delaware Limited Liability Company Act (and in the case of TRU 2005 RE II Trust, the Delaware Statutory Trust Act) relating thereto. We and our wholly-owned subsidiaries are not permitted to own any asset or property other than our interest in the Properties or other properties and incidental personal property. We and our wholly-owned subsidiaries are not permitted to engage in any business other than the ownership, leasing, management and operation of the Properties or other properties. Further, subject to certain exceptions, we must maintain an arm’s length relationship with any affiliate, and not enter into or be a party to any transaction other than arm’s length transactions. In addition, we and our wholly-owned subsidiaries’ respective organizational documents place certain restrictions on us and our wholly-owned subsidiaries’ ability to institute bankruptcy proceedings, liquidate, dissolve, consolidate or merge. No assurance can be given that we or any wholly-owned subsidiary will not file for bankruptcy protection or that our creditors or creditors of any wholly-owned subsidiary will not initiate a bankruptcy or similar proceeding against us or any wholly-owned subsidiary. See Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K for further details.
Employees
As of February 2, 2013, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco I Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.
Our executive officers, together with Toys-Delaware pursuant to a domestic services agreement, manage our day-to-day operations. Our day-to-day operations consist primarily of receipt of rent from Toys-Delaware, pursuant to the TRU Propco I Master Lease, and payment of interest to the note holders pursuant to the terms of the $950 million aggregate principal amount of 10.750% senior unsecured notes due fiscal 2017 (the “Notes”).
Certain members of Toys-Delaware’s management were involved in the negotiation of the TRU Propco I Master Lease on our behalf. Future amendments to the TRU Propco I Master Lease may be negotiated on our behalf by certain officers of Toys-Delaware who might perform similar functions on behalf of Toys-Delaware. In addition, certain officers of Toys-Delaware, some of whom might perform similar functions on behalf of Toys-Delaware, may have responsibility for determining whether Toys-Delaware is in compliance with the TRU Propco I Master Lease. Although certain conflicts of interest may arise, such as whether to require compliance with certain covenants under the TRU Propco I Master Lease, we believe that in light of the importance of the Properties to both us and Toys-Delaware and the mutuality of interest in preserving the value of the Properties, conflicts will be resolved in a manner consistent with an arm’s length transaction. In addition, the officers involved are fully aware of, and intend to fully comply with, our contractual obligations; which require, among other things, that we and the Master Tenant deal with one another on an arm’s length basis.

There are certain members of Toys-Delaware management that are also involved in our management, and we, Toys-Delaware and our respective management teams are fully aware of our and their respective obligations under the TRU Propco I Master Lease and intend to comply with our and their respective contractual obligations. In the event of certain payment defaults by Toys-Delaware under the TRU Propco I Master Lease, the holders of the Notes would have the right to accelerate the debt. As a result, in case a conflict of interest were to arise, we and Toys-Delaware would have a common interest to resolve the conflict to avoid the acceleration of the debt.
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
ITEM 1A.    RISK FACTORS
Investors should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.
Risks Relating to the Company
Our only assets, and sole source of revenue, are our Properties and the TRU Propco I Master Lease. Additionally, the Properties and the TRU Propco I Master Lease provide the sole source of cash to make payments on the Notes.
Our only assets are our Properties. We have no operations and generate substantially all of our revenues from payments made by Toys-Delaware pursuant to the terms of the TRU Propco I Master Lease. As discussed in more detail below under “— Risks Related to the Master Tenant’s and TRU’s Substantial Indebtedness,” Toys-Delaware is highly leveraged and will be required to devote a substantial portion of its cash flow to service its own debt. Absent continued payments from Toys-Delaware under the TRU Propco I Master Lease, we will rely solely on cash on hand and additional borrowings to make payments on the Notes.
Substantially all of our revenues are generated under the TRU Propco I Master Lease. Unexpected expenses, termination of the TRU Propco I Master Lease, sales of Properties under the TRU Propco I Master Lease or a bankruptcy of the Master Tenant could have a material impact on our financial condition.
The TRU Propco I Master Lease provides for substantially all of our revenue. While the TRU Propco I Master Lease is a triple-net lease whereby Toys-Delaware, as tenant, is obligated to pay most operating costs with respect to the Properties, if we have unexpected expenses not covered by the TRU Propco I Master Lease, our net cash flow could be adversely affected. Toys-Delaware’s failure to make payments under the TRU Propco I Master Lease would have a material adverse effect on our financial condition.
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
Pursuant to the TRU Propco I Master Lease, Toys-Delaware has the option to declare properties “uneconomic” and request the removal of such properties from the TRU Propco I Master Lease. Upon such a request from Toys-Delaware, we must use reasonable good faith efforts to sell such properties. The sale of a substantial number of properties under the TRU Propco I Master Lease could have a material adverse effect on our cash flows. For a more detailed description of the TRU Propco I Master Lease, see Note 4 to the Consolidated Financial Statements entitled, “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.
Certain events may decrease cash available for payments on the Notes, as well as the value of the Properties. These events include, but are not limited to:

•	adverse changes in national or local economic and demographic conditions;

•	adverse changes in the financial condition of the Master Tenant;

•	inability to collect rent from the Master Tenant;

•	reductions in the level of demand for commercial space and changes in the relative popularity of properties;

•	increases in the supply of or demand for commercial space in a particular area;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

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
We and our subsidiaries lease, rather than own, a significant portion of the Properties and the leasing of Properties exposes us to possible liabilities and losses.
Of the 346 Properties we lease to Toys-Delaware, 176 are leased from third parties. Substantially all of these leases include options that allow us to renew or extend the lease term beyond the initial lease period at rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease. As a result, we may be committed to pay rents at above market rental rates for certain of the Properties now and in the future.
Of the 346 Properties we lease to Toys-Delaware, 109 are on land owned by a third party, where we have a leasehold interest via a ground lease. This means that while we have the right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such Properties, we will have no economic interest in the land or building at the expiration of the ground lease if not renewed or if it is terminated due to a breach by us. As a result, although we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with the underlying Property. Further, because we do not completely control the underlying land, the third party owners that lease this land to us could take certain actions to disrupt our rights in the Properties or Toys-Delaware’s operation of the Properties.
Three of the underlying space leases, after giving effect to our renewal options, expire prior to the maturity of the Notes. Pursuant to the TRU Propco I Master Lease, the total rent will be reduced upon a termination of the underlying lease.
The Properties are concentrated in certain states and a downturn in such states could have an adverse effect on us.
Toys-Delaware’s ability to make payments under the TRU Propco I Master Lease and the market value of the Properties could be adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond our control. The Properties are located in 46 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. A significant percentage of the Properties are located in California (40 Properties, or approximately 12% of the Properties); Florida and Texas (26 Properties in each of these states, or approximately 8% of the Properties); and Michigan and New York (20 Properties in each of these states, or approximately 6% of the Properties).

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
Ineffectiveness of bankruptcy-remoteness; consolidation with TRU or Toys-Delaware; fraudulent conveyance. We have taken steps that are intended to ensure that the voluntary or involuntary application for relief by TRU or Toys-Delaware under the Bankruptcy Code will not result in the consolidation of our assets and liabilities and those of our subsidiaries with those of TRU or Toys-Delaware or their subsidiaries (other than us and our subsidiaries). These steps include the maintenance of our own books and records and the requirement that all transactions between us, on the one hand, and TRU or Toys-Delaware, on the other hand, and our and their respective affiliates will be on an arm’s-length basis. In the event, however, that we, Toys-Delaware or TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in a bankruptcy of the debtor might request a court to order our assets and liabilities and those of Toys-Delaware and/or TRU (including its properties) to be consolidated for the satisfaction of claims of creditors of the debtor. If our assets and liabilities were consolidated with Toys-Delaware, the TRU Propco I Master Lease would be eliminated. Alternatively, any such party may seek to avoid any part of the 2005 financing transactions as a fraudulent transfer. In addition, any claim described herein against the bankruptcy estate of us, Toys-Delaware or TRU would be an unsecured claim against such bankruptcy estate and, as such, full recovery may be unlikely and the extent to which such claim would be paid, and the form and timing of such payment, is uncertain. As a result, under such circumstances, the amount and timing of distributions on the Notes would be adversely affected.

We have two independent members whose approval is required as a condition to our commencement of a Bankruptcy Case with respect to ourselves. That requirement will not prevent the commencement of such a Bankruptcy Case (including, in connection with the commencement of any Bankruptcy Case of another TRU entity, or otherwise).
Risks Relating to the Master Tenant’s Business
Toys-Delaware’s business is highly seasonal, and its financial performance depends on the results of the fourth quarter of each fiscal year and, as a result, its operating results could be materially adversely affected if it achieves less than satisfactory sales prior to or during the holiday season.
Toys-Delaware’s business is highly seasonal. During fiscals 2012, 2011 and 2010 approximately 43%, respectively, of Toys-Delaware’s Total revenues were generated in the fourth quarter. Toys-Delaware typically incurs net losses in each of the first three quarters of the year, with a substantial portion of its earnings generated in the fourth quarter. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Its results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events prior to or during the holiday season, as described below.
Toys-Delaware’s industry is highly competitive and competitive conditions may adversely affect its revenues and overall profitability.
The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be adversely affected by competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, Toys-Delaware competes with discount and mass merchandisers such as Wal-Mart and Target, national and regional chains and department stores, as well as local retailers in the markets Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Toys-Delaware may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact its own e-commerce business, and as they may impact the operating results and investment values of its existing physical stores. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. Toys-Delaware believes that some of its competitors in the toy market and juvenile products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.
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
The baby registry market is highly competitive, based on convenience, quality and selection of merchandise offerings and functionality. Toys-Delaware’s baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of Toys-Delaware’s competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for Toys-Delaware’s baby registry.
If Toys-Delaware fails to compete successfully, Toys-Delaware could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.
Toys-Delaware’s sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.
Many economic and other factors outside Toys-Delaware’s control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. In addition, changing economic and regulatory conditions and increasing consumer credit delinquencies may cause banks to re-evaluate their lending practices and terms which could have an adverse effect on Toys-Delaware’s credit card program and consequently, an adverse effect on its sales. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on Toys-Delaware’s financial performance and position in future fiscal periods.
Toys-Delaware’s operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If its lenders are unable to fund borrowings under their credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business.
Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of February 2, 2013, Toys-Delaware had no outstanding borrowings under its $1.85 billion secured revolving credit facility (“ABL Facility”). For fiscal 2012 and fiscal 2011, peak borrowings under the ABL Facility were $220 million and $815 million, respectively, as Toys-Delaware purchased merchandise for the fourth quarter holiday selling season. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings or business could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While Toys-Delaware believes it currently has adequate sources of funds to provide for its ongoing operations and capital requirements for at least the next 12 months, any inability on Toys-Delaware’s part to have future access to financing, when needed, would have a negative effect on its business.
A loss of, or reduction in, trade credit from Toys-Delaware’s vendors could reduce its liquidity, increase its working capital needs and/or limit its ability to purchase products.
Trade credit from Toys-Delaware’s vendors is an important source of financing for the purchase of the inventory Toys-Delaware sells in its stores. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on Toys-Delaware’s inventory levels and operating cash flow and negatively impact its liquidity. Toys-Delaware’s vendors may seek credit insurance to protect against non-payment of amounts due to them. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to Toys-Delaware. Any adverse changes in Toys-Delaware’s trade credit for these or other reasons could increase the costs to Toys-Delaware of financing its inventory or negatively impact its ability to deliver products to its customers, which could in turn negatively affect Toys-Delaware’s financial performance.
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
Sales of video games and video game systems, which have accounted for 7%, 8% and 9% of Toys-Delaware’s annual Total revenues for fiscals 2012, 2011 and 2010, respectively, have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers. Furthermore, sales are cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on Toys-Delaware’s sales and profits trends. Additionally, if video game system manufacturers fail to develop new hardware systems, or if new video game products continue to be sold in channels other than traditional retail stores, Toys-Delaware’s sales of video game products could continue to decline, which would negatively impact its financial performance.
The success and expansion of Toys-Delaware’s e-commerce business depends on its ability to provide quality service to its Internet customers and if it is not able to provide such services, Toys-Delaware’s future growth will be adversely affected.
Toys-Delaware’s Internet operations are subject to a number of risks and uncertainties which are in part beyond its control, including the following:

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
Toys-Delaware’s performance depends, in part, on its ability to purchase its merchandise in sufficient quantities at competitive prices. Toys-Delaware purchases its merchandise from numerous international and domestic manufacturers and importers. Toys-Delaware has no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to it or discontinue selling to it at any time. Toys-Delaware may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to it in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of its merchandise.
In fiscal 2012, Toys-Delaware had approximately 1,800 active vendor relationships through which it procures the merchandise that it offers to its customers. For fiscal 2012, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in USD, represented approximately 45% of the total products it purchased. Toys-Delaware’s inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, Toys-Delaware’s vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit its vendors’ ability to provide Toys-Delaware with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of Toys-Delaware’s vendors might not adhere to its quality control standards, and Toys-Delaware might not identify the deficiency before merchandise ships to its stores or customers. In addition, Toys-Delaware’s vendors may have difficulty adjusting to Toys-Delaware’s changing demands and growing business. Toys-Delaware’s vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage Toys-Delaware’s reputation and brands, and could lead to an increase in customer litigation against Toys-Delaware and an increase in Toys-Delaware’s routine and non-routine litigation costs. Further, any merchandise that does not meet Toys-Delaware’s quality standards could become subject to a recall, which could damage Toys-Delaware’s reputation and brands and harm Toys-Delaware’s business.
If Toys-Delaware’s vendors fail to provide promotional support consistent with past levels, Toys-Delaware’s sales, earnings and cash flow could be adversely affected.
Toys-Delaware’s vendors typically provide it with promotional support for the sale of their products in Toys-Delaware’s stores and on Toys-Delaware’s website. Toys-Delaware also receives allowances for volume-related purchases. As part of this support, Toys-Delaware receives allowances, payments and credits from the vendors which reduce its cost of goods sold, supports the promotion and merchandising of the products Toys-Delaware sells and drives sales at its stores and on its website. Toys-Delaware cannot provide assurance that vendors will continue to provide it with this support consistent with past levels. If Toys-Delaware’s vendors fail to do so, its sales, earnings and cash flow could be adversely affected.
The decrease of birth rates in countries where Toys-Delaware operates could negatively affect its business.
Most of Toys-Delaware’s end-customers are newborns and children and, as a result, its revenues are dependent on the birth rates in countries where it operates. In recent years, many countries have experienced a sharp drop in birth rates as their population ages and education and income levels increase. A continued and significant decline in the number of newborns and children in these countries could have a material adverse effect on Toys-Delaware’s operating results.
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
As of February 2, 2013, Toys-Delaware leased 830 of its properties pursuant to long-term space and ground leases with third parties (other than subsidiaries of Toys-Delaware), 346 (including three distribution centers and its headquarters) and 37 (including one distribution center) of which are leased from us and MAP 2005 Real Estate, LLC, respectively. Total third party rent expense, net of sublease income, was $209 million, $185 million and $192 million in fiscals 2012, 2011 and 2010, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $257 million, $260 million and $264 million for fiscals 2012, 2011 and 2010, respectively. In addition, as of February 2, 2013, Toys-Delaware leased 129 properties from its subsidiary Propco II with total rent expense of $107 million, $106 million and $107 million for fiscals 2012, 2011 and 2010, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU Propco I Master Lease.”
If Toys-Delaware is unable to renew or replace its current store leases or if it is unable to enter into leases for additional stores on favorable terms, or if one or more of its current leases are terminated prior to expiration of their stated term and it cannot find suitable alternate locations, Toys-Delaware’s growth and profitability could be negatively impacted.
Toys-Delaware currently leases the majority of its stores, including those leased to it by us. Most of its current leases provide for its unilateral option to renew for several additional rental periods at specific rental rates. Toys-Delaware’s ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and its ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and Toys-Delaware’s relationships with current and prospective landlords or may depend on other factors that are not within Toys-Delaware’s control. Any or all of these factors and conditions could negatively impact Toys-Delaware’s growth and profitability.
Toys-Delaware’s business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on its business, financial condition and results of operations.
Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In fiscal years 2012, 2011 and 2010, 10%, 9% and 9% of Toys-Delaware’s Total revenues, respectively, were completed in a currency other than the USD. In fiscal 2012, Toys-Delaware’s reported operating earnings would have decreased or increased $9 million if the related foreign currencies uniformly weakened or strengthened by 10% relative to the USD.
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
Because of Toys-Delaware’s extensive international activities, it could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The United States Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Toys-Delaware’s policies mandate compliance with these anti-bribery laws. Toys-Delaware cannot provide assurance that its internal control policies and procedures always will protect Toys-Delaware from reckless or criminal acts committed by the employees or agents of Toys-Delaware. Violations of these laws, or allegations of such violations, could disrupt Toys-Delaware’s business, damage its reputation and result in a material adverse effect on its financial condition, results of operations and cash flows.

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
Toys-Delaware relies on its ability to replenish depleted inventory in its stores through deliveries to its distribution centers from vendors and then from the distribution centers or direct ship vendors to its stores by various means of transportation, including shipments by sea, rail, air and truck. Toys-Delaware relies on various third-party vendors to manage services related to the delivery of inventory from distribution centers to our stores. Unexpected delays in those deliveries or increases in transportation costs (including from increased fuel costs) could significantly decrease its ability to make sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect its business.
Product safety issues, including product recalls, could harm Toys-Delaware’s reputation, divert resources, reduce sales and increase costs.
The products Toys-Delaware sells in its stores are subject to regulation by the Federal Consumer Product Safety Commission and similar U.S. state, Canadian and other international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Product safety concerns may require Toys-Delaware to voluntarily remove selected products from its stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to Toys-Delaware’s reputation and increased customer service costs, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
Toys-Delaware’s business exposes it to personal injury and product liability claims which could result in adverse publicity and harm to its brands and its results of operations.
Toys-Delaware is from time to time subject to claims due to the injury of an individual in its stores or on its property. In addition, Toys-Delaware has in the past been subject to product liability claims for the products that it sells. Subject to certain exceptions, Toys-Delaware’s purchase orders generally require the manufacturer to indemnify it against any product liability claims; however, if the manufacturer does not have insurance or becomes insolvent, there is a risk that Toys-Delaware would not be indemnified. Any personal injury or product liability claim made against Toys-Delaware, whether or not it has merit, could be time consuming and costly to defend, result in adverse publicity or damage to Toys-Delaware’s reputation and have an adverse effect on Toys-Delaware’s results of operations.
Adverse litigation judgments or settlements resulting from legal proceedings in which Toys-Delaware may be involved could expose it to monetary damages or limit its ability to operate its business.
Toys-Delaware is involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against Toys-Delaware, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to Toys-Delaware, Toys-Delaware could be exposed to monetary damages or limits on their ability to operate its business, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
Toys-Delaware is subject to certain regulatory and legal requirements. If it fails to comply with regulatory or legal requirements, its business and results of operations may be adversely affected.
Toys-Delaware is subject to numerous regulatory and legal requirements. Its policies and procedures are, to the extent applicable, required to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission and the Securities and Exchange Commission (“SEC”). In addition, its business activities require it to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on Toys-Delaware’s credit card program and its sales. Additionally, Toys-Delaware may be subject to new disclosure and reporting requirements, established under existing or new state or federal laws. Failure to comply with such laws and regulations could adversely affect its operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm its business and results of operations.
Toys-Delaware’s business operations could be disrupted if its information technology systems fail to perform adequately or Toys-Delaware is unable to protect the integrity and security of its customers’ information.
Toys-Delaware depends largely upon its information technology systems in the conduct of all aspects of its operations. If Toys-Delaware’s information technology systems fail to perform as anticipated, Toys-Delaware could experience difficulties in virtually any area of its operations, including but not limited to replenishing inventories or in delivering its products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, adversely affect Toys-Delaware’s sales and profitability.
Additionally, a compromise of Toys-Delaware’s security systems (or a design flaw in its system environment) could result in unauthorized access to certain personal information about Toys-Delaware’s customers (including credit card information) which could adversely affect its reputation with its customers and others, as well as its operations, and could result in litigation against it or the imposition of penalties. In addition, a security breach could require that it expend significant additional resources related to its information security systems.
Natural disasters, inclement weather, pandemic outbreaks, terrorist acts or disruptive global political events could cause permanent or temporary distribution center or store closures, impair Toys-Delaware’s ability to purchase, receive or replenish inventory or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect Toys-Delaware’s financial performance.
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
Toys-Delaware’s total assets include substantial amounts of property and equipment and goodwill. Toys-Delaware makes certain estimates and projections in connection with impairment analyses for these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). Toys-Delaware also reviews the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. Toys-Delaware will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require Toys-Delaware to make a number of estimates and projections of future results. If these estimates or projections change, Toys-Delaware may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, Toys-Delaware’s results of operations would be adversely affected.
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
Investment funds or groups advised by or affiliated with the Sponsors currently indirectly control Toys-Delaware through their ownership of approximately 98% of TRU’s voting common stock. As a result, the Sponsors have control over Toys-Delaware’s decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to Toys-Delaware as a company.
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
Toys-Delaware is highly leveraged. As of February 2, 2013, Toys-Delaware’s total long-term indebtedness was $2.6 billion, of which $2.4 billion was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

•	increasing its vulnerability to general economic and industry conditions;

•
requiring a substantial portion of its cash flows from operating activities to be dedicated to the payment of principal and interest on its indebtedness, and as a result, reducing its ability to use its cash flows to fund its operations and capital expenditures, capitalize on future business opportunities and expand its business and execute its strategy;

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
Despite Toys-Delaware’s current level of indebtedness, it may still be able to incur substantially more debt. This could further exacerbate the risks to its financial condition described above.
Toys-Delaware may be able to incur additional indebtedness in the future, including under its current secured revolving credit agreement, subject to the restrictions contained in its debt instruments. Although its indentures, credit agreements and the other documents governing its other indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent Toys-Delaware from incurring obligations that do not constitute indebtedness. If new indebtedness is added to its current debt levels, the related risks that it now faces could intensify.
Toys-Delaware may not be able to generate sufficient cash to service all of its indebtedness and/or its obligations, including under the TRU Propco I Master Lease and may not be able to refinance its indebtedness. If it is unable to do so, it may be forced to take other actions to satisfy its obligations under its indebtedness, its obligations under the TRU Propco I Master Lease and/or other obligations, which may not be successful.
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
If Toys-Delaware’s cash flows and capital resources are insufficient to fund its debt service obligations or it is unable to refinance its indebtedness, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure its indebtedness. These alternative measures may not be successful and may not permit it to meet its scheduled debt service obligations. If Toys-Delaware’s operating results and available cash are insufficient to meet its debt service obligations, it could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. Toys-Delaware may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. Additionally, in the event of such liquidity problems, Toys-Delaware may become unable to meet its obligations under the TRU Propco I Master Lease which may impact our cash flow and consequently, our ability to meet our obligations under the Notes. If Toys-

Delaware was unable to repay amounts when due, the lenders could proceed against the collateral granted to them to secure that indebtedness.
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
TRU is highly leveraged and may need to refinance its debt in the future, which refinancing may not be available.
As of February 2, 2013, total indebtedness of TRU and its subsidiaries (including us) was $5.3 billion, of which $3.2 billion was secured indebtedness. TRU’s existing cash balances and cash flows from operating activities may not be sufficient to fund its projected cash needs. TRU may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund TRU’s cash needs or to refinance or otherwise fund the repayment of its maturing debt could adversely affect its financial condition, results of operations and ability to make payments on its debt. While TRU is not obligated to make payments under the TRU Propco I Master Lease or the Notes, in the event that TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in such bankruptcy might request a court to order TRU’s assets and liabilities be consolidated with ours or Toys-Delaware’s (including its properties) for the satisfaction of claims of creditors of TRU. We, Toys-Delaware or TRU may become subject to bankruptcy proceedings and in that event our respective rights and obligations may be subject to material modification.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following summarizes our properties as of February 2, 2013:

Ownership	Total Number of Properties
Owned	170
Ground-leased(1)	109
Space-leased	67
Total	346

(1)	Owned buildings on leased land.
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
As of May 3, 2013, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.
See Note 6 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.
We evaluate our cash balances on an ongoing basis and periodically distribute cash to our ultimate parent company, TRU. During fiscal 2012, we made cash distributions of $58 million and $6 million in dividends and return of capital, respectively. During fiscal 2011, we made cash distributions of $58 million in dividends.
ITEM 6.    SELECTED FINANCIAL DATA
Item 6 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

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
RESULTS OF OPERATIONS provides an analysis of our consolidated results of operations for fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented include 52 weeks.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2012. This section also refers to Note 10 to our Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.
EXECUTIVE OVERVIEW
Our Business
We are a special purpose entity, owned indirectly by TRU and formed in September 2005. Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 346 properties in various retail markets throughout the United States. Under the operating company/property company structure, we lease the properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco I Master Lease. For the financial statements for fiscal year ended February 2, 2013 and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Our primary business operations consist of leasing properties to our affiliate Toys-Delaware, servicing our debt via payments on our debt instruments and, subject to compliance with our debt agreements, distributing cash to our ultimate parent, TRU. Our management does not currently have plans to purchase additional properties. As a result, we do not believe we are subject to risks associated with obtaining financing for individual properties when availability of capital in the marketplace may be limited or may be subject to the overall economic environment.

Substantially all of our cash revenues are subject to fixed increases under the TRU Propco I Master Lease which will expire in 2029. Also, interest payments under the 10.750% senior unsecured notes due fiscal 2017 (the “Notes”) are fixed at 10.750%. Approximately half of our Properties are leased from third parties and as these leases expire, we may need to renew these leases on terms that may not be as favorable as under the expiring lease. Also, the TRU Propco I Master Lease allows us to charge common area maintenance expenses and certain other operating costs to Toys-Delaware.
Material Trends and Uncertainties
Our primary source of rental revenue and cash flows is derived from the leasing arrangements we have entered into with Toys-Delaware under the TRU Propco I Master Lease which expires in fiscal 2029. We record rental revenue using the straight-line method, which results in recording a consistent rate of revenue over the terms of our lease agreements even when cash rents received increase or decrease over the lease term. Rental payments under the TRU Propco I Master Lease are scheduled to increase by 10% for each property on July 1, 2014, July 1, 2019 and July 1, 2024. Future annual related party base rents may be reduced by payments received from Toys-Delaware by us as a result of an early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party. Our largest expense is interest expense; the payment and recording of which is fixed over the term of the Notes due in fiscal 2017.
RESULTS OF OPERATIONS
Fiscal 2012 Compared to Fiscal 2011
Earnings from Continuing Operations

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Earnings from continuing operations	$49,877	$50,085	$(208)	(0.4)%
Earnings from continuing operations decreased by a nominal amount in fiscal 2012 compared to fiscal 2011.
Total Revenues

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Total revenues	$284,596	$283,812	$784	0.3%
Total revenues increased by $0.8 million, or 0.3%, to $284.6 million in fiscal 2012 compared to $283.8 million in fiscal 2011. The increase was primarily due to an increase in Base rents of $1.7 million predominantly due to 53 weeks included in fiscal 2012 compared to 52 weeks in fiscal 2011, partially offset by a non-cash cumulative straight-line lease accounting correction recorded in fiscal 2011. Additionally, Tenant reimbursements declined by $1.0 million.
Depreciation

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Depreciation	$32,638	$32,124	$514	1.6%
Depreciation increased by a nominal amount in fiscal 2012 compared to fiscal 2011.
Rental Expense

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Rental expense	$46,902	$47,931	$(1,029)	(2.1)%
Rental expense decreased by $1.0 million, or 2.1%, to $46.9 million in fiscal 2012 compared to $47.9 million in fiscal 2011. The decrease was primarily due to an adjustment to non-cash straight-line third party rent amounts related to a change in estimated lease terms, as we have committed to exit certain properties early.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Common area maintenance expenses	$39,560	$40,509	$(949)	(2.3)%

Common area maintenance expenses decreased by $0.9 million, or 2.3%, to $39.6 million in fiscal 2012 compared to $40.5 million in fiscal 2011. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.
Other Operating Expenses

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Other operating expenses	$5,648	$5,819	$(171)	(2.9)%
Other operating expenses decreased by a nominal amount in fiscal 2012 compared to fiscal 2011.
Interest Expense, Net

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$109,971	$107,344	$2,627	2.4%
Interest expense, net increased by $2.7 million, or 2.4%, to $110.0 million in fiscal 2012 compared to $107.3 million in fiscal 2011. The reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of interest expense.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Earnings from discontinued operations	$7,651	$10,915	$(3,264)	(29.9)%
Earnings from discontinued operations decreased by $3.3 million to $7.6 million in fiscal 2012 compared to $10.9 million in fiscal 2011. The decrease was primarily due to a decline in termination payments of $3.1 million.
Fiscal 2011 Compared to Fiscal 2010
Earnings from Continuing Operations

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Earnings from continuing operations	$50,085	$42,788	$7,297	17.1%
Earnings from continuing operations increased by $7.3 million, or 17.1%, to $50.1 million in fiscal 2011 compared to $42.8 million in fiscal 2010. The increase was primarily due to a decrease in Depreciation expense of $3.5 million primarily due to assets that became fully depreciated in fiscal 2010 and an increase in Total revenues of $2.8 million.
Total Revenues

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Total revenues	$283,812	$281,029	$2,783	1.0%
Total revenues increased by $2.8 million, or 1.0%, to $283.8 million in fiscal 2011 compared to $281.0 million in fiscal 2010. The increase was primarily due to an increase in Base rents of $1.8 million predominantly due to a non-cash cumulative straight-line lease accounting correction recorded in fiscal 2011, as well as an increase in Tenant reimbursements of $1.0 million.
Depreciation

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Depreciation	$32,124	$35,611	$(3,487)	(9.8)%
Depreciation decreased by $3.5 million, or 9.8%, to $32.1 million fiscal 2011 compared to $35.6 million in fiscal 2010. The decrease was primarily due to assets that became fully depreciated in fiscal 2010.

Rental Expense

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Rental expense	$47,931	$49,579	$(1,648)	(3.3)%
Rental expense decreased by $1.6 million, or 3.3%, to $47.9 million in fiscal 2011 compared to $49.5 million in fiscal 2010. The decrease was primarily due to a $2.5 million non-cash cumulative straight-line lease accounting correction recorded in fiscal 2010.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Common area maintenance expenses	$40,509	$39,542	$967	2.4%
Common area maintenance expenses increased by $1.0 million, or 2.4%, to $40.5 million in fiscal 2011 compared to $39.5 million in fiscal 2010. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.
Other Operating Expenses

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Other operating expenses	$5,819	$6,619	$(800)	(12.1)%
Other operating expenses decreased by $0.8 million, or 12.1%, to $5.8 million in fiscal 2011 compared to $6.6 million in fiscal 2010.
Interest Expense, Net

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$107,344	$106,890	$454	0.4%
Interest expense, net increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Earnings from discontinued operations	$10,915	$1,980	$8,935	451.3%
Earnings from discontinued operations increased by $8.9 million to $10.9 million in fiscal 2011 compared to $2.0 million in fiscal 2010. The increase is primarily due to termination payments of approximately $10.9 million from Toys-Delaware as required under the TRU Propco I Master Lease for four properties sold and two early lease terminations during fiscal 2011.
Liquidity and Capital Resources
Overview
As of February 2, 2013, we were in compliance with all of the covenants related to the Notes.
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

Cash Flows

(In thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$84,838	$78,855	$69,038
Net cash provided by investing activities	2,837	9,680	4,442
Net cash used in financing activities	(62,887)	(56,132)	(58,809)
Net increase during period in Cash and cash equivalents	$24,788	$32,403	$14,671
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2012 was $84.8 million, an increase of $5.9 million compared to fiscal 2011. The increase in cash provided by operating activities was primarily due to an increase of $11.2 million in collections of base rent due to the timing of rental payments received, partially offset by a decrease in termination payments received from Toys-Delaware as required under the TRU Propco I Master Lease of approximately $5.5 million.
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
Cash Flows Provided by Investing Activities
Net cash provided by investing activities for fiscal 2012 was $2.8 million, a decrease of $6.9 million compared to fiscal 2011. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from the sale of real estate.
Net cash provided by investing activities for fiscal 2011 was $9.7 million, an increase of $5.3 million compared to fiscal 2010. The increase in net cash provided by investing activities was primarily due to an increase of $6.9 million of proceeds from the sale of real estate, partially offset by capital expenditures of $1.7 million incurred in fiscal 2011.
Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscal 2012 was $62.9 million, an increase of $6.8 million compared to fiscal 2011. The increase in net cash used in financing activities was due to an increase in distributions of $6.7 million compared to the prior year.
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
From time to time, we, TRU, its subsidiaries, the Sponsors or their affiliates, may acquire debt or debt securities issued by us in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 9 to the Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS.”
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

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases associated with real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of February 2, 2013:

	Payments Due By Period
(In thousands)	Fiscal 2013	Fiscals 2014 & 2015	Fiscals 2016 & 2017	Fiscals 2018 and thereafter	Total
Net operating lease obligations (1)	$45,433	$77,250	$51,028	$56,480	$230,191
Lease financing obligations (2)	931	1,862	1,908	16,630	21,331
Long-term debt	—	—	950,000	—	950,000
Interest payments	102,125	204,250	153,188	—	459,563
Total contractual obligations	$148,489	$283,362	$1,156,124	$73,110	$1,661,085

(1)
Excluded from the Net operating lease obligations displayed above are approximately $963 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2018 and thereafter.

(2)	Included in total lease financing obligations displayed above is approximately $16 million of interest.
Obligations under our operating leases in the above table do not include payments for real estate taxes, maintenance and insurance or contingent rent. The following table presents these expenses for fiscals 2012, 2011 and 2010:

(In thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Real estate taxes	$30,582	$31,328	$32,530
Maintenance and insurance	8,156	8,505	7,120
Contingent rent	232	178	383
Total	$38,970	$40,011	$40,033
Off-Balance Sheet Arrangements
None.
CRITICAL ACCOUNTING POLICIES
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Consolidated Financial Statements.
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
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances, including the tenant’s intent to exit a property in advance of the TRU Propco I Master Lease term, indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the TRU Propco I Master Lease where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount by which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach.
Revenue Recognition
Base rental revenue is reported on a straight-line basis over the non-cancelable terms of our respective leases. Straight-line rent receivable from affiliate as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in Base rents and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant.
Deferred Rent
The difference between recognized rental expense and amounts payable under the leases is recorded as Deferred third party rent liabilities. We recognize operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty to us. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given our significant capital investment at the inception of the lease to construct a new building. For Straight Lease Locations, we do not include renewal options in the lease term as the failure to renew a straight lease does not typically result in a significant economic penalty, and therefore renewal cannot be reasonably assured at the inception of the lease.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the option to report other comprehensive income and its components in the Statement of Changes in Stockholder’s Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 by electing to present items of net earnings and other comprehensive income in two separate consecutive statements (if applicable). The adoption of ASU 2011-05 did not have an impact on our Consolidated Financial Statements.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. As of January 29, 2012, we adopted ASU 2011-04 and applied this guidance prospectively. The adoption of ASU 2011-04 did not have an impact on our Consolidated Financial Statements.
Refer to Note 10 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their expected impact on the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not participate in speculative derivative trading.
Interest Rate Exposure
During fiscal 2012, we had only fixed rate debt and had not entered into any derivatives.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Member of
Toys “R” Us Property Company I, LLC:
We have audited the accompanying consolidated balance sheets of Toys “R” Us Property Company I, LLC and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, changes in member’s capital, and cash flows for each of the three fiscal years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
May 3, 2013

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Rental revenues:
Base rents	$245,036	$243,303	$241,487
Tenant reimbursements	39,560	40,509	39,542
Total revenues	284,596	283,812	281,029
Depreciation	32,638	32,124	35,611
Rental expense	46,902	47,931	49,579
Common area maintenance expenses	39,560	40,509	39,542
Other operating expenses	5,648	5,819	6,619
Total operating expenses	124,748	126,383	131,351
Operating earnings	159,848	157,429	149,678
Interest expense, net	109,971	107,344	106,890
Earnings from continuing operations	49,877	50,085	42,788
Earnings from discontinued operations	7,651	10,915	1,980
Net earnings	$57,528	$61,000	$44,768

See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$96,899	$72,111
Due from affiliate, net	5,326	9,882
Lease allowance receivable	1,393	—
Prepaid expenses	6,611	2,202
Total current assets	110,229	84,195
Real Estate, Net:
Land	274,228	277,001
Buildings, net	474,949	493,883
Property and leasehold improvements, net	97,296	109,683
Total real estate, net	846,473	880,567
Straight-line rent receivable from affiliate	159,164	129,411
Debt issuance costs	13,020	16,007
Other assets	310	283
Total Assets	$1,129,196	$1,110,463

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$5,360	$3,928
Real estate taxes payable	11,209	11,075
Deferred third party rent liabilities	3,181	1,175
Deferred related party revenue	12,990	1,365
Other current liabilities	1,404	1,422
Total current liabilities	34,144	18,965
Long-term debt	939,092	933,516
Deferred third party rent liabilities	112,626	110,159
Other non-current liabilities	4,007	1,537
Member’s capital	39,327	46,286
Total Liabilities and Member’s Capital	$1,129,196	$1,110,463

See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Cash Flows from Operating Activities:
Net earnings	$57,528	$61,000	$44,768
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	34,666	35,932	38,215
Amortization of debt issuance costs	2,987	2,931	2,894
Amortization of original issue discount	2,726	2,400	2,153
Loss on sale of real estate	662	1,385	1,534
Other non-cash charges	12	64	611
Changes in operating assets and liabilities:
Due from affiliate, net and Lease allowance receivable	3,163	(3,493)	(479)
Prepaid expenses	(4,409)	3,949	100
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(25,670)	(26,640)	(21,225)
Accrued interest, Real estate taxes payable and Other current liabilities	1,548	887	7
Deferred related party revenue	11,625	440	460
Net cash provided by operating activities	84,838	78,855	69,038
Cash Flows from Investing Activities:
Proceeds from sale of real estate	4,437	11,347	4,442
Capital expenditures	(1,600)	(1,667)	—
Net cash provided by investing activities	2,837	9,680	4,442
Cash Flows from Financing Activities:
Lease financing obligation	1,600	1,667	—
Distributions	(64,487)	(57,799)	(58,377)
Capitalized debt issuance costs	—	—	(432)
Net cash used in financing activities	(62,887)	(56,132)	(58,809)
Cash and cash equivalents:
Net increase during period	24,788	32,403	14,671
Cash and cash equivalents at beginning of period	72,111	39,708	25,037
Cash and cash equivalents at end of period	$96,899	$72,111	$39,708

Supplemental Disclosure of Cash Flow Information:
Interest paid	$102,125	$102,125	$102,125
Non-Cash Investing and Financing Information:
Real estate assets acquired through lease financing obligations	$3,708	$2,361	$—
Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$—	$—	$(5,599)
See Notes to the Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL

(In thousands)	Member’s Capital
Balance, January 30, 2010	$62,293
Net earnings for the period	44,768
Adjustment to the carrying value of net assets previously acquired	(5,599)
Distributions	(58,377)
Balance, January 29, 2011	$43,085
Net earnings for the period	61,000
Distributions	(57,799)
Balance, January 28, 2012	$46,286
Net earnings for the period	57,528
Distributions	(64,487)
Balance, February 2, 2013	$39,327

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
In connection with this reorganization, we received, as contributions from Wayne Holdings, 100% ownership interests in Wayne Real Estate Company, LLC (“Wayne Real Estate”), which was formed on May 27, 2005, and MAP Real Estate LLC, which was formed on July 7, 2005, and we acquired from our affiliates 100% ownership interests in TRU 2005 RE I, LLC, which was formed on September 15, 2005, and TRU 2005 RE II Trust, which was formed on November 28, 2005. Each of these entities became our wholly-owned subsidiary. As the reorganization was between entities under common control, the net assets transferred were recorded at their carrying value.
Through our wholly-owned subsidiaries, we own or lease 346 properties in the United States as of February 2, 2013, which are leased or subleased by us to an affiliated entity and various third party tenants. Our business consists solely of the ownership and leasing of these properties to Toys-Delaware and various third parties.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and our wholly-owned subsidiaries. We eliminate all inter-company balances and transactions.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2012	53	February 2, 2013
2011	52	January 28, 2012
2010	52	January 29, 2011
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
Prior Period Correction
During fiscal 2011, we recorded an approximate $2 million adjustment to increase Straight-line rent receivable from affiliate on our Consolidated Balance Sheet to correct a non-cash cumulative prior period straight-line lease accounting error. In addition, a corresponding adjustment was recorded of approximately $2 million to increase Base rents in fiscal 2011 on the Consolidated Statement of Operations. Management concluded that this correction did not have a material impact on the financial statements for the period ended January 28, 2012 or any previously reported financial statements.
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
Real Estate, Net
We record depreciation using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable, which for buildings is generally 50 years and for buildings on ground leases is the lesser of the lease term or 50 years, and for leasehold improvements is the lesser of the lease term or 25 years.
Impairment of Long-Lived Assets
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”) where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach. There were no impairment charges during fiscals 2012 and 2011. During fiscal 2010, we recorded an impairment charge of approximately $1 million.
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
The TRU Propco I Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $8 million, $11 million and $1 million for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively, in Earnings from discontinued operations on the Consolidated Statements of Operations.
Debt Issuance Costs
We defer debt issuance costs and amortize such costs into Interest expense, net over the term of the related debt facility. Debt issuance costs amortized to Interest expense, net were approximately $3 million for fiscals 2012, 2011 and 2010, respectively. Unamortized amounts at February 2, 2013 and January 28, 2012, were approximately $13 million and $16 million, respectively.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities are recorded in our Consolidated Balance Sheets in the total amounts of $116 million and $111 million at February 2, 2013 and January 28, 2012, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.

Leases for Lessee only
We lease buildings and land used in our operations. We account for our leases under the provisions of ASC Topic 840, “Leases” (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.
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
Income Taxes
No income tax expense or benefit is recognized in the accompanying Consolidated Financial Statements. We are treated as a disregarded entity for income tax purposes and, accordingly, our taxable income or loss is included in the income tax returns of our owners.
We have calculated the net basis of our assets and liabilities for income tax purposes as if the Company was a stand-alone entity (i.e., on a “Separate Company” basis). The net basis of our assets and liabilities for income tax purposes is approximately $568 million higher than the amount reported in our Consolidated Financial Statements.
NOTE 2 – REAL ESTATE, NET

(In thousands)	February 2, 2013	January 28, 2012
Land	$274,228	$277,001
Buildings	745,698	751,744
Property and leasehold improvements	407,094	407,060
	1,427,020	1,435,805
Less: accumulated depreciation	(580,547)	(555,238)
Total	$846,473	$880,567
Subsequent Event
Subsequent to fiscal 2012, we sold two owned properties to unrelated third parties for gross proceeds of approximately $5 million. Additionally, we sold a building for gross proceeds of approximately $1 million and assigned the corresponding ground lease to an unrelated third party.
NOTE 3 – DISCONTINUED OPERATIONS
We reported the operating results for the properties sold and leases terminated during fiscals 2012, 2011 and 2010 as Earnings from discontinued operations in the Consolidated Statements of Operations.
During fiscal 2012, we sold one property and a non-operating parcel, which were previously classified as held for sale, to unrelated third parties for gross proceeds of approximately $4 million, resulting in a net loss of less than $1 million. Additionally, we had an early termination of a ground lease and had three leases expire with unrelated third party landlords for which we opted not to exercise the renewal options. The TRU Propco I Master Lease requires Toys-Delaware to make a payment to us upon early termination of the lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. As per the terms of the TRU Propco I Master Lease, we recorded termination payments of approximately $8 million during fiscal 2012 in Earnings from discontinued operations on the Consolidated Statement of Operations. Termination payments are included in Cash Flows from Operating Activities.

During fiscal 2011, we sold four owned properties to unrelated third parties for gross proceeds of approximately $11 million. Additionally, we terminated two leases with unrelated third party landlords prior to the expiration of the leases. We recorded termination payments of approximately $11 million for the four properties sold and two early lease terminations during fiscal 2011 in Earnings from discontinued operations on the Consolidated Statement of Operations.
During fiscal 2010, we sold two owned properties to unrelated third parties for gross proceeds of approximately $5 million. In addition, we recorded termination payments of approximately $1 million from Toys-Delaware as required under the TRU Propco I Master Lease for one of the properties sold.
The operating results of properties classified as discontinued operations through February 2, 2013 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Consolidated Statements of Operations for all periods presented. These amounts have been summarized below:

	Fiscal Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Total revenues (1)	$8,931	$15,100	$8,891
Earnings from discontinued operations	$7,651	$10,915	$1,980
(1) Includes termination payments from Toys-Delaware.
NOTE 4 – LEASES
As lessor
Our operations consist of leasing or subleasing properties primarily to our affiliate, Toys-Delaware under a master lease agreement.
On July 9, 2009, we entered into the TRU Propco I Master Lease with Toys-Delaware under which the previous master lease agreement was amended and restated. The term of the TRU Propco I Master Lease was extended through June 30, 2029, except with respect to any property that is ground or space leased from a third party landlord to us with a term expiring prior to such date. Annual net base rents under the TRU Propco I Master Lease are scheduled to increase by 10% on July 1, 2014, July 1, 2019 and July 1, 2024. Future annual related party base rents may be reduced by payments received from Toys-Delaware by us as a result of an early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party. Refer to Note 3 entitled “DISCONTINUED OPERATIONS” for further details regarding the termination payments from Toys-Delaware.
In addition to base rents, the TRU Propco I Master Lease provides for tenant reimbursements of specific property operating expenses and real estate taxes. Pursuant to the master lease agreement, we are also entitled to certain third party sublease payments that are collected by Toys-Delaware on our retail properties. During fiscals 2012, 2011 and 2010, we recorded $4 million, $4 million and $3 million, respectively, of third party sublease income as Base rents in our Consolidated Statements of Operations.
Future base rents to be received by us under the TRU Propco I Master Lease as of February 2, 2013 are disclosed in the table below, which reflects the impact of the amendment and restatement of the TRU Propco I Master Lease referred to above:

(In thousands)	Future Related Party Base Rents	Future Third Party Base Rents	Total Future Base Rents
2013	$214,238	$3,573	$217,811
2014	212,779	3,416	216,195
2015	205,879	2,679	208,558
2016	187,046	1,976	189,022
2017	168,461	1,578	170,039
2018 and subsequent	1,665,947	5,858	1,671,805
Total	$2,654,350	$19,080	$2,673,430
Leased retail properties consist of locations which are owned outright by us (“Owned Locations”); locations which have buildings that are owned by us and land which is controlled through ground leases with third parties (“Ground Lease Locations”); and locations that are controlled through straight leases for land and building which we lease from third parties (“Straight Lease Locations”). For Owned Locations, the TRU Propco I Master Lease agreement contains predetermined fixed escalations of the minimum rentals on July 1, 2014, July 1, 2019 and July 1, 2024. For Ground Lease and Straight Lease

Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease or straight lease with the third party. In addition, the predetermined fixed escalations are applied separately to these locations. The net lease payments for ground and straight leases have fixed escalations on July 1, 2014, July 1, 2019 and July 1, 2024 pursuant to the TRU Propco I Master Lease. The escalation for the underlying ground and straight leases occurs as provided in each of the respective lease agreements. For substantially all of the Ground Lease and Straight Lease Locations, Toys-Delaware has a unilateral right to have us take the renewal option at the time the initial underlying lease term expires. Deferred related party revenue was approximately $13 million and $1 million at February 2, 2013 and January 28, 2012, respectively.
The TRU Propco I Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
As lessee
Our minimum rental commitments under non-cancelable operating leases and lease financing obligations having a term of more than one year as of February 2, 2013 are as follows:

	Operating Leases	Financing Obligations
(In thousands)	Future Minimum Rentals (1)	Lease Obligation (2)
2013	$45,433	$931
2014	41,542	931
2015	35,708	931
2016	29,266	931
2017	21,762	977
2018 and subsequent	56,480	16,630
Total	$230,191	$21,331

(1)
Excluded from the minimum rental commitments displayed above is approximately $963 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2018 and thereafter.

(2)	Included in total lease financing obligations displayed above is approximately $16 million of interest.
We record operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty on us. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given our significant capital investment at the inception of the lease to construct a new building. For Straight Lease Locations, we do not include renewal options in the lease term as the failure to renew a straight lease does not typically result in a significant economic penalty for us, and therefore renewal cannot be reasonably assured at the inception of the lease. Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised by us under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
The difference between the recognized rental expense and amounts payable under the leases is recorded as Deferred third party rent liabilities. Deferred third party rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $116 million and $111 million at February 2, 2013 and January 28, 2012, respectively.
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was less than $1 million for fiscals 2012, 2011 and 2010. Future payments for maintenance, insurance and real estate taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Although we do not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 4 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 2, 2013.
TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties and is responsible for insuring our properties. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.
NOTE 6 – LONG-TERM DEBT
As of February 2, 2013 and January 28, 2012, the carrying value of our debt was $939 million and $934 million, respectively, with fair values of $1,029 million and $1,067 million, respectively. The fair value of our $950 million aggregate principal amount of 10.750% senior unsecured notes due fiscal 2017 (the “Notes”) was estimated using Level 1 inputs, which represent quoted market prices as of the end of the respective periods. The lease financing obligations associated with capital projects included in Long-term debt are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled approximately $5 million and $3 million at February 2, 2013 and January 28, 2012, respectively.
10.750% Senior Notes, due fiscal 2017 ($934 million at February 2, 2013)
On July 9, 2009, we completed the offering of the Notes. The Notes were issued at a discount of approximately $25 million which resulted in the receipt of proceeds of $925 million. Fees paid in connection with the sale of the Notes were deferred and expensed over the life of the Notes. At February 2, 2013, deferred debt issuance costs for the Notes were $13 million.
The Notes are solely the obligation of us and our subsidiaries (the “Guarantors”) and are not guaranteed by TRU or Toys-Delaware. The Notes are guaranteed by the Guarantors, jointly and severally, fully and unconditionally, and the indenture governing the Notes contains covenants, including, among other things, covenants that restrict the ability of us and our Guarantors to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The amount of our net assets that were subject to these restrictions was approximately $39 million as of February 2, 2013. The indenture governing the Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control with respect to us or TRU, we will be required to offer to purchase the Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to but not including the purchase date. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year.
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
Lease Financing Obligations Associated with Capital Projects
In each of fiscals 2012 and 2011, we were significantly involved in the construction of leased stores which included non-standard tenant improvements. As a result of this involvement, we are deemed the “owner” for accounting purposes and are required to capitalize the construction costs on our Consolidated Balance Sheets. Upon completion of these projects, we performed a sale-leaseback analysis pursuant to ASC 840 and determined that we were unable to derecognize the assets capitalized during construction. Therefore, in conjunction with these leases, we record financing obligations equal to the cash proceeds and fair market value of the assets received. As of February 2, 2013 and January 28, 2012, we had financing obligations of $5 million and $3 million, respectively. The rental payments to the landlord are recognized as a reduction of the financing obligation and interest expense. We also continue to recognize rent expense on the ground leases for the land on which these assets were constructed.

NOTE 7 – FAIR VALUE MEASUREMENTS
To determine the fair value of our assets and liabilities, we utilize the established fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had a cash equivalents balance of approximately $6 million at February 2, 2013. At January 28, 2012, we had no cash equivalents.
NOTE 8 – MEMBER’S CAPITAL
Wayne Holdings, a direct wholly owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our ultimate parent company, TRU. From time to time, a portion of our cash may also be used to tender for a portion of the outstanding Notes as permitted by the indenture governing the Notes. If holders of the Notes elect not to tender their Notes, we may, at such time, in accordance with the indenture governing the Notes, make certain restricted payments, including distributing cash to TRU. During fiscal 2012, we made cash distributions of $58 million and $6 million in dividends and return of capital, respectively. During fiscal 2011, we made cash distributions of $58 million in dividends. During fiscal 2010, we made cash distributions of $45 million and $13 million in dividends and return of capital, respectively.
In accordance with the indenture governing the Notes, we commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender at that time. Therefore, as permitted by the indenture, we made cash distributions of approximately $32 million to TRU on June 21, 2012, included in the distributions described above.
As described in Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” during fiscal 2010, we recorded an approximate $6 million adjustment to the carrying value of net assets previously acquired on the Consolidated Statement of Changes in Member’s Capital to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions. Management concluded that this correction did not have a material impact on any previously reported financial statements.
NOTE 9 – RELATED PARTY TRANSACTIONS
Rental Revenues
Our rental revenues are primarily derived from payments received under the TRU Propco I Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2012, 2011 and 2010, we earned related party Base rent revenues of approximately $242 million, $243 million and $244 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $40 million during fiscal 2012 and $41 million during fiscals 2011 and 2010, respectively, under the TRU Propco I Master Lease. Refer to Note 4 entitled “LEASES” for further details regarding our rental arrangements.
Termination Payments
As discussed in Note 3 entitled “DISCONTINUED OPERATIONS”, the TRU Propco I Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $8 million, $11 million and $1 million during fiscals 2012, 2011 and 2010, respectively, in Earnings from discontinued operations on the Consolidated Statements of Operations.

Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. The amount charged to us for these services was approximately $4 million, $5 million and $5 million during fiscals 2012, 2011 and 2010, respectively, and are recorded in Other operating expenses in the Consolidated Statements of Operations.
Transactions with the Sponsors
Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). From time to time, the Sponsors or their affiliates may acquire our debt in open market transactions or through loan syndications. As of February 2, 2013 and January 28, 2012, the Sponsors did not hold any debt issued by us. Under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million in fiscal 2012, 2011 and 2010, respectively, with respect to 1.2%, 1.1% and 1.1%, respectively, of our properties.
Due From Affiliate, net
As of February 2, 2013 and January 28, 2012, Due from affiliate, net of approximately $5 million and $10 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware. The Due from affiliate, net balance as of February 2, 2013 includes a termination payment due from Toys-Delaware of approximately $2 million.
NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on our Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
February 2, 2013

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Retail Properties
BRU Pinedale(Fresno), CA	—	2,004	2,744	4,748	—	2,004	2,744	4,748	(908)	12/9/2005	0	to	50	YEARS
BRU Hazlewood, MO	—	1,201	2,740	3,941	—	1,201	2,740	3,941	(501)	12/9/2005	0	to	50	YEARS
BRU Colorado Springs, CO	—	2,679	1,448	4,127	—	2,679	1,448	4,127	(384)	12/9/2005	0	to	50	YEARS
BRU Fairfield, CA	—	950	5,578	6,528	(952)	950	4,626	5,576	(2,221)	12/9/2005	0	to	50	YEARS
BRU Serramonte, CA	—	400	4,112	4,512	(1,223)	400	2,889	3,289	(2,253)	12/9/2005	0	to	50	YEARS
BRU Wichita, KS	—	1,448	2,165	3,613	(276)	1,448	1,889	3,337	(913)	12/9/2005	0	to	50	YEARS
TRU Aramingo, PA	—	990	4,213	5,203	—	990	4,213	5,203	(2,621)	7/21/2005	0	to	50	YEARS
TRU Lancaster, PA	—	748	5,284	6,032	—	748	5,284	6,032	(2,794)	7/21/2005	0	to	50	YEARS
TRU Covina, CA	—	8	6,299	6,307	—	8	6,299	6,307	(2,603)	12/9/2005	0	to	50	YEARS
TRU Bakersfield, CA	—	1,223	4,044	5,267	—	1,223	4,044	5,267	(2,557)	12/9/2005	0	to	50	YEARS
TRU W. Las Vegas, NV	—	1,095	3,631	4,726	—	1,095	3,631	4,726	(2,403)	12/9/2005	0	to	50	YEARS
TRU Ventura, CA	—	2,015	4,434	6,449	—	2,015	4,434	6,449	(2,495)	12/9/2005	0	to	50	YEARS
TRU Lancaster, CA	—	3,771	12,638	16,409	—	3,771	12,638	16,409	(5,933)	12/9/2005	0	to	50	YEARS
TRU Victorville, CA	—	873	3,442	4,315	—	873	3,442	4,315	(1,727)	12/9/2005	0	to	50	YEARS
TRU Oceanside, CA	—	971	2,454	3,425	—	971	2,454	3,425	(1,664)	12/9/2005	0	to	50	YEARS
TRU Santa Maria, CA	—	1,205	2,467	3,672	—	1,205	2,467	3,672	(1,206)	12/9/2005	0	to	50	YEARS
TRU N. Tucson, AZ	—	2,407	2,662	5,069	—	2,407	2,662	5,069	(1,471)	12/9/2005	0	to	50	YEARS
TRU Hawthorne, CA	—	5,163	3,096	8,259	—	5,163	3,096	8,259	(1,509)	12/9/2005	0	to	50	YEARS
TRU Yuma, AZ	—	789	997	1,786	—	789	997	1,786	(396)	12/9/2005	0	to	50	YEARS
TRU Arrowhead, AZ	—	733	1,976	2,709	—	733	1,976	2,709	(920)	12/9/2005	0	to	50	YEARS
TRU Porter Ranch, CA	—	—	5,824	5,824	—	—	5,824	5,824	(2,051)	12/9/2005	0	to	50	YEARS
TRU Visalia, CA	—	2,774	2,341	5,115	—	2,774	2,341	5,115	(1,051)	12/9/2005	0	to	50	YEARS
TRU Salt Lake City, UT	—	1,804	3,937	5,741	—	1,804	3,937	5,741	(1,940)	12/9/2005	0	to	50	YEARS
TRU Orem, UT	—	968	2,490	3,458	—	968	2,490	3,458	(1,202)	12/9/2005	0	to	50	YEARS
TRU San Jose, CA	—	3,507	4,587	8,094	—	3,507	4,587	8,094	(2,381)	12/9/2005	0	to	50	YEARS
TRU Santa Rosa, CA	—	931	3,899	4,830	—	931	3,899	4,830	(2,446)	12/9/2005	0	to	50	YEARS
TRU Salinas, CA	—	768	3,210	3,978	—	768	3,210	3,978	(1,957)	12/9/2005	0	to	50	YEARS
TRU Chico, CA	—	1,200	2,392	3,592	—	1,200	2,392	3,592	(1,213)	12/9/2005	0	to	50	YEARS
TRU Medford, OR	—	906	2,092	2,998	—	906	2,092	2,998	(832)	12/9/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Clovis, CA	—	2,557	3,453	6,010	—	2,557	3,453	6,010	(911)	12/9/2005	0	to	50	YEARS
TRU Roseville, CA	—	744	2,905	3,649	—	744	2,905	3,649	(1,348)	12/9/2005	0	to	50	YEARS
TRU San Mateo, CA	—	3,511	4,475	7,986	—	3,511	4,475	7,986	(1,834)	12/9/2005	0	to	50	YEARS
TRU South Bend, IN	—	267	2,406	2,673	—	267	2,406	2,673	(1,619)	12/9/2005	0	to	50	YEARS
TRU Matteson, IL	—	1,135	3,772	4,907	—	1,135	3,772	4,907	(2,187)	12/9/2005	0	to	50	YEARS
TRU Lafayette, IN	—	797	2,627	3,424	—	797	2,627	3,424	(1,378)	12/9/2005	0	to	50	YEARS
TRU Vernon Hills, IL	—	1,152	4,369	5,521	—	1,152	4,369	5,521	(2,488)	12/9/2005	0	to	50	YEARS
TRU Janesville, WI	—	873	1,432	2,305	—	873	1,432	2,305	(810)	12/9/2005	0	to	50	YEARS
TRU Green Bay, WI	—	457	2,830	3,287	—	457	2,830	3,287	(1,344)	12/9/2005	0	to	50	YEARS
TRU Cedar Rapids, IA	—	988	4,565	5,553	—	988	4,565	5,553	(2,266)	12/9/2005	0	to	50	YEARS
TRU Maplewood, MN	—	830	3,556	4,386	(55)	776	3,555	4,331	(1,876)	12/9/2005	0	to	50	YEARS
TRU Rochester, MN	—	1,279	1,830	3,109	—	1,279	1,830	3,109	(884)	12/9/2005	0	to	50	YEARS
TRU St. Cloud, MN	—	946	1,571	2,517	—	946	1,571	2,517	(702)	12/9/2005	0	to	50	YEARS
TRU Champaign, IL	—	728	3,122	3,850	—	728	3,122	3,850	(1,538)	12/9/2005	0	to	50	YEARS
TRU Waterloo, IA	—	709	1,685	2,394	—	709	1,685	2,394	(564)	12/9/2005	0	to	50	YEARS
TRU St. Charles, IL	—	1,157	2,667	3,824	—	1,157	2,667	3,824	(1,320)	12/9/2005	0	to	50	YEARS
TRU N. Grand Rapids, MI	—	1,574	2,517	4,091	—	1,574	2,517	4,091	(1,269)	12/9/2005	0	to	50	YEARS
TRU N. Bergen, NJ	—	1,707	5,523	7,230	—	1,707	5,523	7,230	(3,531)	12/9/2005	0	to	50	YEARS
TRU Freehold, NJ	—	2,345	4,134	6,479	—	2,345	4,134	6,479	(1,889)	12/9/2005	0	to	50	YEARS
TRU Riverhead, NY	—	2,532	1,755	4,287	—	2,532	1,755	4,287	(893)	12/9/2005	0	to	50	YEARS
TRU Kingston, NY	—	1,688	2,512	4,200	—	1,688	2,512	4,200	(1,144)	12/9/2005	0	to	50	YEARS
TRU Fairfax, VA	—	3,779	7,660	11,439	—	3,779	7,660	11,439	(3,351)	12/9/2005	0	to	50	YEARS
TRU La Crosse, WI	—	1,999	2,944	4,943	—	1,999	2,944	4,943	(572)	12/9/2005	0	to	50	YEARS
TRU Humble, TX	—	1,182	2,756	3,938	—	1,182	2,756	3,938	(1,603)	12/9/2005	0	to	50	YEARS
TRU Baytown, TX	—	1,926	3,070	4,996	—	1,926	3,070	4,996	(1,794)	12/9/2005	0	to	50	YEARS
TRU Baton Rouge, LA	—	1,196	3,061	4,257	—	1,196	3,061	4,257	(1,878)	12/9/2005	0	to	50	YEARS
TRU North Jackson, MS	—	2,019	3,064	5,083	—	2,019	3,064	5,083	(1,586)	12/9/2005	0	to	50	YEARS
TRU Galleria, TX	—	3,701	4,354	8,055	(734)	3,279	4,042	7,321	(2,108)	12/9/2005	0	to	50	YEARS
TRU Houston, TX	—	1,847	3,165	5,012	—	1,847	3,165	5,012	(1,457)	12/9/2005	0	to	50	YEARS
TRU College Station, TX	—	742	1,565	2,307	—	742	1,565	2,307	(680)	12/9/2005	0	to	50	YEARS
TRU Woodlands, TX	—	1,134	2,077	3,211	—	1,134	2,077	3,211	(959)	12/9/2005	0	to	50	YEARS
TRU Katy, TX	—	1,972	2,203	4,175	—	1,972	2,203	4,175	(586)	12/9/2005	0	to	50	YEARS
TRU So. Portland, ME	—	1,220	3,228	4,448	—	1,220	3,228	4,448	(2,084)	12/9/2005	0	to	50	YEARS
TRU Waterford, CT	—	842	4,415	5,257	—	842	4,415	5,257	(2,648)	12/9/2005	0	to	50	YEARS
TRU Bangor, ME	—	1,010	4,865	5,875	—	1,010	4,865	5,875	(2,329)	12/9/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Nashua, NH	—	3,125	5,869	8,994	(2,629)	2,104	4,261	6,365	(2,074)	12/9/2005	0	to	50	YEARS
TRU Concord, NH	—	1,033	2,540	3,573	—	1,033	2,540	3,573	(1,191)	12/9/2005	0	to	50	YEARS
TRU Waco, TX	—	1,123	1,819	2,942	—	1,123	1,819	2,942	(1,007)	12/9/2005	0	to	50	YEARS
TRU Amarillo, TX	—	881	3,061	3,942	—	881	3,061	3,942	(1,700)	12/9/2005	0	to	50	YEARS
TRU Lubbock, TX	—	1,511	2,666	4,177	—	1,511	2,666	4,177	(1,449)	12/9/2005	0	to	50	YEARS
TRU Midland, TX	—	915	2,657	3,572	—	915	2,657	3,572	(1,403)	12/9/2005	0	to	50	YEARS
TRU Tyler, TX	—	1,943	2,680	4,623	—	1,943	2,680	4,623	(1,336)	12/9/2005	0	to	50	YEARS
TRU Killeen, TX	—	591	1,420	2,011	—	591	1,420	2,011	(574)	12/9/2005	0	to	50	YEARS
TRU Longview, TX	—	833	1,678	2,511	—	833	1,678	2,511	(668)	12/9/2005	0	to	50	YEARS
TRU Wichita Falls, TX	—	969	1,480	2,449	—	969	1,480	2,449	(595)	12/9/2005	0	to	50	YEARS
TRU Bossier, LA	—	672	1,896	2,568	—	672	1,896	2,568	(845)	12/9/2005	0	to	50	YEARS
TRU Tacoma, WA	—	1,518	3,233	4,751	—	1,518	3,233	4,751	(2,104)	12/9/2005	0	to	50	YEARS
TRU Eugene, OR	—	1,460	2,317	3,777	—	1,460	2,317	3,777	(1,255)	12/9/2005	0	to	50	YEARS
TRU Salem, OR	—	1,189	2,863	4,052	—	1,189	2,863	4,052	(1,675)	12/9/2005	0	to	50	YEARS
TRU Silverdale, WA	—	1,208	2,958	4,166	—	1,208	2,958	4,166	(1,452)	12/9/2005	0	to	50	YEARS
TRU Boise, ID	—	1,787	2,718	4,505	—	1,787	2,718	4,505	(1,817)	12/9/2005	0	to	50	YEARS
TRU Olympia, WA	—	1,302	3,775	5,077	—	1,302	3,775	5,077	(1,872)	12/9/2005	0	to	50	YEARS
TRU Everett, WA	—	2,249	2,754	5,003	—	2,249	2,754	5,003	(1,637)	12/9/2005	0	to	50	YEARS
TRU Anchorage, AK	—	1,470	4,909	6,379	—	1,470	4,909	6,379	(2,014)	12/9/2005	0	to	50	YEARS
TRU Billings, MT	—	945	1,591	2,536	—	945	1,591	2,536	(652)	12/9/2005	0	to	50	YEARS
TRU Yakima, WA	—	474	2,097	2,571	(10)	474	2,087	2,561	(835)	12/9/2005	0	to	50	YEARS
TRU Spokane Valley, WA	—	1,262	2,205	3,467	—	1,262	2,205	3,467	(985)	12/9/2005	0	to	50	YEARS
TRU Bailey’s Crossroads, VA	—	669	4,642	5,311	—	669	4,642	5,311	(2,953)	12/9/2005	0	to	50	YEARS
TRU Deptford, NJ	—	580	3,906	4,486	—	580	3,906	4,486	(2,392)	12/9/2005	0	to	50	YEARS
TRU Atlantic City, NJ	—	1,499	6,937	8,436	—	1,499	6,937	8,436	(3,553)	12/9/2005	0	to	50	YEARS
TRU Lynchburg, VA	—	912	2,748	3,660	—	912	2,748	3,660	(1,366)	12/9/2005	0	to	50	YEARS
TRU Charlottsville, VA	—	697	2,653	3,350	—	697	2,653	3,350	(1,419)	12/9/2005	0	to	50	YEARS
TRU Woodbridge, VA	—	3,105	3,721	6,826	—	3,105	3,721	6,826	(1,443)	12/9/2005	0	to	50	YEARS
TRU Chesapeake, VA	—	1,920	2,276	4,196	—	1,920	2,276	4,196	(999)	12/9/2005	0	to	50	YEARS
TRU Danville, VA	—	713	1,513	2,226	—	713	1,513	2,226	(555)	12/9/2005	0	to	50	YEARS
TRU N. Richmond, VA	—	696	3,187	3,883	—	696	3,187	3,883	(2,191)	12/9/2005	0	to	50	YEARS
TRU S.Richmond, VA	—	1,225	2,671	3,896	—	1,225	2,671	3,896	(1,000)	12/9/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Clarksburg, WV	—	9	842	851	—	9	842	851	(641)	12/9/2005	0	to	50	YEARS
TRU Wilmington, NC	—	1,130	2,968	4,098	—	1,130	2,968	4,098	(1,560)	12/9/2005	0	to	50	YEARS
TRU Greenville, NC	—	978	2,599	3,577	—	978	2,599	3,577	(1,319)	12/9/2005	0	to	50	YEARS
TRU Miami Int’L, FL	—	1,778	3,357	5,135	—	1,778	3,357	5,135	(2,099)	12/9/2005	0	to	50	YEARS
TRU Cutler Ridge, FL	—	2,153	2,493	4,646	—	2,153	2,493	4,646	(1,491)	12/9/2005	0	to	50	YEARS
TRU Palm Beach Gardens, FL	—	2,980	3,517	6,497	—	2,980	3,517	6,497	(1,561)	12/9/2005	0	to	50	YEARS
TRU Boynton Beach, FL	—	2,664	1,552	4,216	—	2,664	1,552	4,216	(858)	12/9/2005	0	to	50	YEARS
TRU Daytona Beach, FL	—	612	2,415	3,027	—	612	2,415	3,027	(1,419)	12/9/2005	0	to	50	YEARS
TRU Altamonte Springs, FL	—	1,716	3,520	5,236	—	1,716	3,520	5,236	(2,389)	12/9/2005	0	to	50	YEARS
TRU Clearwater, FL	—	975	2,763	3,738	—	975	2,763	3,738	(1,835)	12/9/2005	0	to	50	YEARS
TRU Bradenton, FL	—	1,976	3,404	5,380	—	1,976	3,404	5,380	(2,026)	12/9/2005	0	to	50	YEARS
TRU Lakeland, FL	—	2,260	3,107	5,367	—	2,260	3,107	5,367	(1,885)	12/9/2005	0	to	50	YEARS
TRU Stuart, FL	—	2,316	2,981	5,297	—	2,316	2,981	5,297	(1,631)	12/9/2005	0	to	50	YEARS
TRU New Port Richey, FL	—	1,000	2,638	3,638	—	1,000	2,638	3,638	(1,421)	12/9/2005	0	to	50	YEARS
TRU Ocala, FL	—	1,613	2,728	4,341	—	1,613	2,728	4,341	(1,399)	12/9/2005	0	to	50	YEARS
TRU Port Charlotte, FL	—	2,717	1,820	4,537	—	2,717	1,820	4,537	(891)	12/9/2005	0	to	50	YEARS
TRU Melbourne, FL	—	1,705	2,288	3,993	—	1,705	2,288	3,993	(1,114)	12/9/2005	0	to	50	YEARS
TRU Brandon, FL	—	2,110	3,351	5,461	—	2,110	3,351	5,461	(1,604)	12/9/2005	0	to	50	YEARS
TRU Panama City, FL	—	1,596	2,619	4,215	—	1,596	2,619	4,215	(977)	12/9/2005	0	to	50	YEARS
TRU Naples, FL	—	1,756	2,050	3,806	—	1,756	2,050	3,806	(931)	12/9/2005	0	to	50	YEARS
TRU Savannah, GA	—	1,406	1,916	3,322	—	1,406	1,916	3,322	(1,124)	12/9/2005	0	to	50	YEARS
TRU Charleston, SC	—	1,383	2,083	3,466	—	1,383	2,083	3,466	(1,259)	12/9/2005	0	to	50	YEARS
TRU Augusta, GA	—	559	2,624	3,183	—	559	2,624	3,183	(1,580)	12/9/2005	0	to	50	YEARS
TRU Cobb County, GA	—	1,632	3,689	5,321	—	1,632	3,689	5,321	(2,269)	12/9/2005	0	to	50	YEARS
TRU Chattanooga, TN	—	1,311	2,235	3,546	—	1,311	2,235	3,546	(1,298)	12/9/2005	0	to	50	YEARS
TRU Florence, SC	—	683	3,369	4,052	—	683	3,369	4,052	(1,794)	12/9/2005	0	to	50	YEARS
TRU S. Columbia, SC	—	2,035	4,136	6,171	—	2,035	4,136	6,171	(2,052)	12/9/2005	0	to	50	YEARS
TRU Anderson, SC	—	1,017	3,876	4,893	—	1,017	3,876	4,893	(1,922)	12/9/2005	0	to	50	YEARS
TRU Asheville, NC	—	2,231	2,700	4,931	—	2,231	2,700	4,931	(1,257)	12/9/2005	0	to	50	YEARS
TRU Belleville, TN	—	1,923	1,969	3,892	—	1,923	1,969	3,892	(988)	12/9/2005	0	to	50	YEARS
TRU Athens, GA	—	622	2,116	2,738	—	622	2,116	2,738	(1,024)	12/9/2005	0	to	50	YEARS
TRU Alpharetta, GA	—	2,110	3,834	5,944	—	2,110	3,834	5,944	(1,892)	12/9/2005	0	to	50	YEARS
TRU Tupelo, MS	—	481	1,983	2,464	—	481	1,983	2,464	(769)	12/9/2005	0	to	50	YEARS
TRU Warner Robins, GA	—	580	1,472	2,052	—	580	1,472	2,052	(562)	12/9/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Rome, GA	—	361	1,410	1,771	—	361	1,410	1,771	(577)	12/9/2005	0	to	50	YEARS
TRU Douglasville, GA	—	3,001	3,169	6,170	—	3,001	3,169	6,170	(1,167)	12/9/2005	0	to	50	YEARS
TRU Jackson, TN	—	554	1,971	2,525	—	554	1,971	2,525	(783)	12/9/2005	0	to	50	YEARS
TRU Murfreeboro, TN	—	981	2,096	3,077	—	981	2,096	3,077	(798)	12/9/2005	0	to	50	YEARS
TRU Jefferson, KY	—	989	3,410	4,399	—	989	3,410	4,399	(1,957)	12/9/2005	0	to	50	YEARS
TRU Dixie Hwy, KY	—	—	3,750	3,750	—	—	3,750	3,750	(2,525)	12/9/2005	0	to	50	YEARS
TRU Washington, IN	—	549	2,801	3,350	—	549	2,801	3,350	(1,675)	12/9/2005	0	to	50	YEARS
TRU Bowling Green, KY	—	623	2,096	2,719	—	623	2,096	2,719	(1,101)	12/9/2005	0	to	50	YEARS
TRU Clarksville, IN	—	601	3,146	3,747	—	601	3,146	3,747	(1,513)	12/9/2005	0	to	50	YEARS
TRU Terre Haute, IN	—	703	2,099	2,802	—	703	2,099	2,802	(1,089)	12/9/2005	0	to	50	YEARS
TRU Marion, IL	—	478	1,583	2,061	—	478	1,583	2,061	(756)	12/9/2005	0	to	50	YEARS
TRU Muncie, IN	—	—	3,074	3,074	—	—	3,074	3,074	(1,134)	12/9/2005	0	to	50	YEARS
TRU Clarence, NY	—	772	3,015	3,787	(60)	710	3,017	3,727	(1,855)	12/9/2005	0	to	50	YEARS
TRU Hamburg, NY	—	1,421	3,211	4,632	—	1,421	3,211	4,632	(2,000)	12/9/2005	0	to	50	YEARS
TRU Livonia, MI	—	249	3,393	3,642	—	249	3,393	3,642	(2,336)	12/9/2005	0	to	50	YEARS
TRU Roseville, MI	—	1,525	6,451	7,976	—	1,525	6,451	7,976	(5,278)	12/9/2005	0	to	50	YEARS
TRU Dearborn, MI	—	1,315	5,176	6,491	—	1,315	5,176	6,491	(3,303)	12/9/2005	0	to	50	YEARS
TRU Pontiac, MI	—	914	3,723	4,637	—	914	3,723	4,637	(2,220)	12/9/2005	0	to	50	YEARS
TRU Novi, MI	—	1,131	4,411	5,542	—	1,131	4,411	5,542	(2,655)	12/9/2005	0	to	50	YEARS
TRU Port Huron, MI	—	1,031	2,658	3,689	—	1,031	2,658	3,689	(1,236)	12/9/2005	0	to	50	YEARS
TRU East Lansing, MI	—	—	3,204	3,204	—	—	3,204	3,204	(812)	12/9/2005	0	to	50	YEARS
TRU Overland Park, KS	—	1,153	3,353	4,506	—	1,153	3,353	4,506	(1,975)	12/9/2005	0	to	50	YEARS
TRU Ferguson, MO	—	1,839	3,702	5,541	—	1,839	3,702	5,541	(1,963)	12/9/2005	0	to	50	YEARS
TRU East Wichita, KS	—	2,752	2,409	5,161	—	2,752	2,409	5,161	(1,306)	12/9/2005	0	to	50	YEARS
TRU South County, MO	—	3,205	3,016	6,221	—	3,205	3,016	6,221	(1,558)	12/9/2005	0	to	50	YEARS
TRU Joplin, MO	—	838	2,472	3,310	—	838	2,472	3,310	(1,244)	12/9/2005	0	to	50	YEARS
TRU Omaha II, NE	—	1,031	2,220	3,251	—	1,031	2,220	3,251	(1,100)	12/9/2005	0	to	50	YEARS
TRU Lincoln, NE	—	777	1,868	2,645	—	777	1,868	2,645	(838)	12/9/2005	0	to	50	YEARS
TRU Colorado Springs, CO	—	2,521	3,504	6,025	—	2,521	3,504	6,025	(1,774)	12/9/2005	0	to	50	YEARS
TRU Council Bluffs, IA	—	709	1,492	2,201	—	709	1,492	2,201	(587)	12/9/2005	0	to	50	YEARS
TRU Jacksonville, NC	—	—	4,991	4,991	—	—	4,991	4,991	(1,045)	12/9/2005	0	to	50	YEARS
TRU Binghamton, NY	—	1,336	4,419	5,755	—	1,336	4,419	5,755	(2,409)	12/9/2005	0	to	50	YEARS
TRU Okla City, OK	—	1,053	3,430	4,483	—	1,053	3,430	4,483	(2,107)	12/9/2005	0	to	50	YEARS
TRU Marlow Heights, MD	—	4,024	3,496	7,520	—	4,024	3,496	7,520	(874)	12/9/2005	0	to	50	YEARS
TRU Owings Mills, MD	—	4,572	7,003	11,575	—	4,572	7,003	11,575	(3,143)	12/9/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Salisbury, MD	—	706	3,442	4,148	—	706	3,442	4,148	(784)	12/9/2005	0	to	50	YEARS
BRU Wilkes-Barre, PA	—	—	1,647	1,647	—	—	1,647	1,647	(314)	7/21/2005	0	to	50	YEARS
BRU Erie, PA	—	—	1,442	1,442	—	—	1,442	1,442	(271)	7/21/2005	0	to	50	YEARS
BRU Whitehall, PA	—	—	1,547	1,547	—	—	1,547	1,547	(1,417)	7/21/2005	0	to	50	YEARS
BRU Framingham, MA	—	—	1,868	1,868	—	—	1,868	1,868	(1,867)	7/21/2005	0	to	50	YEARS
BRU North Olmsted, OH	—	—	1,486	1,486	—	—	1,486	1,486	(1,486)	7/21/2005	0	to	50	YEARS
BRU La Mesa, CA	—	—	3,025	3,025	—	—	3,025	3,025	(1,215)	7/21/2005	0	to	50	YEARS
BRU NW Las Vegas, NV	—	—	2,304	2,304	—	—	2,304	2,304	(873)	7/21/2005	0	to	50	YEARS
BRU Cerritos, CA	—	—	2,535	2,535	—	—	2,535	2,535	(952)	7/21/2005	0	to	50	YEARS
BRU Westbury, NY	—	—	2,268	2,268	—	—	2,268	2,268	(1,756)	7/21/2005	0	to	50	YEARS
BRU Bridgewater, NJ	—	—	2,958	2,958	—	—	2,958	2,958	(1,615)	7/21/2005	0	to	50	YEARS
BRU Union, NJ	—	—	1,240	1,240	(72)	—	1,168	1,168	(865)	7/21/2005	0	to	50	YEARS
BRU Commack, NY	—	—	3,117	3,117	5,303	—	8,420	8,420	(1,564)	7/21/2005	0	to	50	YEARS
BRU Falls Church(Bailey’s), VA	—	—	2,664	2,664	1	—	2,665	2,665	(1,171)	7/21/2005	0	to	50	YEARS
BRU College Point, NY	—	—	3,296	3,296	—	—	3,296	3,296	(2,160)	7/21/2005	0	to	50	YEARS
BRU West Hartford, CT	—	—	4,280	4,280	—	—	4,280	4,280	(1,648)	7/21/2005	0	to	50	YEARS
BRU Douglasville, GA	—	—	1,181	1,181	—	—	1,181	1,181	(420)	7/21/2005	0	to	50	YEARS
BRU Boca Raton, FL	—	—	1,384	1,384	—	—	1,384	1,384	(1,384)	7/21/2005	0	to	50	YEARS
BRU Yonkers, NY	—	—	10,970	10,970	—	—	10,970	10,970	(2,669)	7/21/2005	0	to	50	YEARS
BRU Orange Park, FL	—	—	1,749	1,749	—	—	1,749	1,749	(1,749)	7/21/2005	0	to	50	YEARS
BRU S. Portland, ME	—	—	2,782	2,782	—	—	2,782	2,782	(683)	7/21/2005	0	to	50	YEARS
BRU Bakersfield, CA	—	—	2,515	2,515	—	—	2,515	2,515	(825)	7/21/2005	0	to	50	YEARS
BRU Lithonia(Stonecrest), GA	—	—	1,629	1,629	—	—	1,629	1,629	(370)	7/21/2005	0	to	50	YEARS
BRU Newport News, VA	—	—	1,823	1,823	—	—	1,823	1,823	(549)	7/21/2005	0	to	50	YEARS
BRU Ypsilanti(Ann Arbor), MI	—	—	1,761	1,761	—	—	1,761	1,761	(381)	7/21/2005	0	to	50	YEARS
BRU Brandon, FL	—	—	1,669	1,669	—	—	1,669	1,669	(1,064)	7/21/2005	0	to	50	YEARS
BRU Brooklyn, NY	—	—	5,084	5,084	—	—	5,084	5,084	(2,128)	7/21/2005	0	to	50	YEARS
BRU Salem, NH	—	—	2,610	2,610	(1)	—	2,609	2,609	(1,115)	7/21/2005	0	to	50	YEARS
BRU Westminster, CA	—	—	3,436	3,436	—	—	3,436	3,436	(1,325)	7/21/2005	0	to	50	YEARS
BRU Mishawaka, IN	—	—	1,522	1,522	—	—	1,522	1,522	(443)	7/21/2005	0	to	50	YEARS
BRU Portage, MI (Kalamazoo)	—	—	1,283	1,283	—	—	1,283	1,283	(243)	7/21/2005	0	to	50	YEARS
BRU Evansville, IN	—	—	1,529	1,529	—	—	1,529	1,529	(321)	7/21/2005	0	to	50	YEARS
BRU Meridian, ID	—	—	1,523	1,523	—	—	1,523	1,523	(284)	7/21/2005	0	to	50	YEARS
BRU Mt. Olive, NJ	—	—	2,518	2,518	—	—	2,518	2,518	(462)	7/21/2005	0	to	50	YEARS
BRU Poughkeepsie, NY	—	—	1,847	1,847	—	—	1,847	1,847	(1,152)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
BRU Saginaw, MI	—	—	1,316	1,316	—	—	1,316	1,316	(248)	7/21/2005	0	to	50	YEARS
BRU Stockton, CA	—	—	2,569	2,569	—	—	2,569	2,569	(644)	7/21/2005	0	to	50	YEARS
BRU Tacoma, WA	—	—	4,068	4,068	(10)	—	4,058	4,058	(907)	7/21/2005	0	to	50	YEARS
BRU Latham, NY	—	—	2,263	2,263	—	—	2,263	2,263	(451)	7/21/2005	0	to	50	YEARS
BRU East Hanover, NJ	—	—	3,461	3,461	—	—	3,461	3,461	(668)	7/21/2005	0	to	50	YEARS
BRU Middletown, NY	—	—	3,460	3,460	—	—	3,460	3,460	(1,343)	7/21/2005	0	to	50	YEARS
BRU Orem, UT	—	—	1,131	1,131	—	—	1,131	1,131	(1,131)	7/21/2005	0	to	50	YEARS
BRU Newnan, GA	—	—	1,589	1,589	—	—	1,589	1,589	(381)	7/21/2005	0	to	50	YEARS
BRU West Palm Beach, FL	—	—	1,843	1,843	—	—	1,843	1,843	(1,843)	7/21/2005	0	to	50	YEARS
BRU North Charleston, SC	—	—	1,937	1,937	—	—	1,937	1,937	(451)	7/21/2005	0	to	50	YEARS
BRU Duluth(Gwinnett), GA	—	—	2,259	2,259	—	—	2,259	2,259	(1,072)	7/21/2005	0	to	50	YEARS
BRU Louisville, KY	—	—	3,579	3,579	—	—	3,579	3,579	(939)	7/21/2005	0	to	50	YEARS
BRU Roseville, MI	—	—	1,837	1,837	—	—	1,837	1,837	(675)	7/21/2005	0	to	50	YEARS
BRU Lexington, KY	—	—	1,598	1,598	—	—	1,598	1,598	(564)	7/21/2005	0	to	50	YEARS
BRU Downer’s Grove, IL	—	—	872	872	—	—	872	872	(868)	7/21/2005	0	to	50	YEARS
BRU Grand Rapids, MI	—	—	1,406	1,406	1	—	1,407	1,407	(573)	7/21/2005	0	to	50	YEARS
BRU Katy, TX	—	—	2,206	2,206	—	—	2,206	2,206	(708)	7/21/2005	0	to	50	YEARS
BRU Overland Park, KS	—	—	2,377	2,377	—	—	2,377	2,377	(447)	7/21/2005	0	to	50	YEARS
BRU Clackamas, OR	—	—	1,794	1,794	—	—	1,794	1,794	(651)	7/21/2005	0	to	50	YEARS
TRU Maple Grove, MN	—	—	2,294	2,294	—	—	2,294	2,294	(585)	7/21/2005	0	to	50	YEARS
BRU Ft. Worth(Hulen), TX	—	—	2,481	2,481	—	—	2,481	2,481	(614)	7/21/2005	0	to	50	YEARS
BRU Chesterfield, MO	—	—	2,135	2,135	—	—	2,135	2,135	(487)	7/21/2005	0	to	50	YEARS
BRU Friendswood(Baybrook), TX	—	—	2,497	2,497	—	—	2,497	2,497	(616)	7/21/2005	0	to	50	YEARS
BRU Woodbury, MN	—	—	1,460	1,460	—	—	1,460	1,460	(464)	7/21/2005	0	to	50	YEARS
BRU Spokane, WA	—	—	696	696	—	—	696	696	(696)	7/21/2005	0	to	50	YEARS
TRU Towson, MD	—	—	2,845	2,845	—	—	2,845	2,845	(2,430)	12/9/2005	0	to	50	YEARS
BRU Sarasota, FL	—	—	1,335	1,335	—	—	1,335	1,335	(1,064)	7/21/2005	0	to	50	YEARS
TRU Framingham, MA	—	—	3,054	3,054	—	—	3,054	3,054	(1,730)	7/21/2005	0	to	50	YEARS
TRU Swansea, MA	—	—	3,179	3,179	—	—	3,179	3,179	(2,189)	7/21/2005	0	to	50	YEARS
TRU S. Philadelphia, PA	—	—	3,987	3,987	—	—	3,987	3,987	(2,556)	7/21/2005	0	to	50	YEARS
TRU Exton, PA	—	—	3,306	3,306	—	—	3,306	3,306	(1,703)	7/21/2005	0	to	50	YEARS
TRU Heath, OH	—	—	2,166	2,166	—	—	2,166	2,166	(1,101)	7/21/2005	0	to	50	YEARS
TRU West Mifflin, PA	—	—	5,463	5,463	—	—	5,463	5,463	(3,259)	7/21/2005	0	to	50	YEARS
TRU Mansfield, OH	—	—	1,960	1,960	—	—	1,960	1,960	(1,119)	7/21/2005	0	to	50	YEARS
TRU South Toledo, OH	—	—	3,378	3,378	16	—	3,394	3,394	(1,683)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Springfield, MA	—	—	1,937	1,937	—	—	1,937	1,937	(1,930)	7/21/2005	0	to	50	YEARS
TRU W Harrisburg, PA	—	—	2,939	2,939	(5)	—	2,934	2,934	(2,934)	7/21/2005	0	to	50	YEARS
TRU Altoona, PA	—	—	1,105	1,105	—	—	1,105	1,105	(991)	7/21/2005	0	to	50	YEARS
TRU Lima, OH	—	—	2,915	2,915	—	—	2,915	2,915	(2,589)	7/21/2005	0	to	50	YEARS
TRU Kenwood, OH	—	—	1,552	1,552	—	—	1,552	1,552	(1,544)	7/21/2005	0	to	50	YEARS
TRU Washington, PA	—	—	1,720	1,720	—	—	1,720	1,720	(1,671)	7/21/2005	0	to	50	YEARS
TRU Thousand Oaks, CA	—	—	2,957	2,957	2	—	2,959	2,959	(2,870)	7/21/2005	0	to	50	YEARS
TRU Torrance, CA	—	—	3,085	3,085	(2)	—	3,083	3,083	(3,069)	7/21/2005	0	to	50	YEARS
TRU Mission Bay, CA	—	—	2,593	2,593	—	—	2,593	2,593	(2,593)	7/21/2005	0	to	50	YEARS
TRU Cerritos, CA	—	—	3,139	3,139	—	—	3,139	3,139	(3,113)	7/21/2005	0	to	50	YEARS
TRU Culver City, CA	—	—	2,611	2,611	—	—	2,611	2,611	(2,611)	7/21/2005	0	to	50	YEARS
TRU Calexico, CA	—	—	3,664	3,664	505	—	4,169	4,169	(1,806)	7/21/2005	0	to	50	YEARS
TRU Henderson, NV	—	—	3,305	3,305	—	—	3,305	3,305	(1,551)	7/21/2005	0	to	50	YEARS
TRU Alhambra, CA	—	—	1,713	1,713	—	—	1,713	1,713	(1,713)	7/21/2005	0	to	50	YEARS
TRU Valencia CA	—	—	3,152	3,152	—	—	3,152	3,152	(1,561)	7/21/2005	0	to	50	YEARS
TRU West Valley, UT	—	—	2,427	2,427	—	—	2,427	2,427	(1,205)	7/21/2005	0	to	50	YEARS
TRU Layton, UT	—	—	1,825	1,825	—	—	1,825	1,825	(725)	7/21/2005	0	to	50	YEARS
TRU Richmond, CA	—	—	2,718	2,718	—	—	2,718	2,718	(1,251)	7/21/2005	0	to	50	YEARS
TRU Sunnyvale, CA	—	—	3,273	3,273	—	—	3,273	3,273	(3,151)	7/21/2005	0	to	50	YEARS
TRU Hayward, CA	—	—	3,097	3,097	—	—	3,097	3,097	(3,064)	7/21/2005	0	to	50	YEARS
TRU Almaden, CA	—	—	2,998	2,998	—	—	2,998	2,998	(2,981)	7/21/2005	0	to	50	YEARS
TRU Pittsburg, CA	—	—	1,141	1,141	—	—	1,141	1,141	(908)	7/21/2005	0	to	50	YEARS
TRU San Rafael, CA	—	—	5,734	5,734	—	—	5,734	5,734	(3,099)	7/21/2005	0	to	50	YEARS
TRU Peoria, IL	—	—	1,909	1,909	(3)	—	1,906	1,906	(1,906)	7/21/2005	0	to	50	YEARS
TRU Burbank, IL	—	—	2,930	2,930	—	—	2,930	2,930	(2,291)	7/21/2005	0	to	50	YEARS
TRU Normal, IL	—	—	2,780	2,780	—	—	2,780	2,780	(1,470)	7/21/2005	0	to	50	YEARS
TRU Schaumburg, IL	—	—	2,691	2,691	—	—	2,691	2,691	(2,688)	7/21/2005	0	to	50	YEARS
TRU Downers Grove, IL	—	—	3,647	3,647	—	—	3,647	3,647	(3,600)	7/21/2005	0	to	50	YEARS
TRU N. Riverside, IL	—	—	2,437	2,437	—	—	2,437	2,437	(2,437)	7/21/2005	0	to	50	YEARS
TRU Aurora, IL	—	—	1,687	1,687	—	—	1,687	1,687	(1,687)	7/21/2005	0	to	50	YEARS
TRU Joliet, IL	—	—	1,408	1,408	—	—	1,408	1,408	(1,408)	7/21/2005	0	to	50	YEARS
TRU Burnsville, MN	—	—	2,807	2,807	—	—	2,807	2,807	(1,678)	7/21/2005	0	to	50	YEARS
TRU N. Milwaukee, WI	—	—	1,465	1,465	—	—	1,465	1,465	(1,465)	7/21/2005	0	to	50	YEARS
TRU Minnetonka, MN	—	—	3,939	3,939	4,028	—	7,967	7,967	(2,545)	7/21/2005	0	to	50	YEARS
TRU Blaine, MN	—	—	2,311	2,311	—	—	2,311	2,311	(2,029)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Moline, IL	—	—	962	962	—	—	962	962	(852)	7/21/2005	0	to	50	YEARS
TRU Flint, MI	—	—	1,674	1,674	—	—	1,674	1,674	(1,630)	7/21/2005	0	to	50	YEARS
TRU Saginaw, MI	—	—	1,742	1,742	—	—	1,742	1,742	(1,742)	7/21/2005	0	to	50	YEARS
TRU Grand Rapids, MI	—	—	2,045	2,045	—	—	2,045	2,045	(2,045)	7/21/2005	0	to	50	YEARS
TRU Kalamazoo, MI	—	—	1,123	1,123	(11)	—	1,112	1,112	(1,112)	7/21/2005	0	to	50	YEARS
TRU Muskegon Hgts, MI	—	—	1,160	1,160	—	—	1,160	1,160	(405)	7/21/2005	0	to	50	YEARS
TRU Traverse City, MI	—	—	1,098	1,098	—	—	1,098	1,098	(603)	7/21/2005	0	to	50	YEARS
TRU Colonie, NY	—	—	2,237	2,237	—	—	2,237	2,237	(2,030)	7/21/2005	0	to	50	YEARS
TRU Livingston, NJ	—	—	2,576	2,576	(1)	—	2,575	2,575	(2,575)	7/21/2005	0	to	50	YEARS
TRU Paramus Rt.17, NJ	—	—	13,088	13,088	—	—	13,088	13,088	(13,081)	7/21/2005	0	to	50	YEARS
TRU Middletown, NY	—	—	3,539	3,539	—	—	3,539	3,539	(1,971)	7/21/2005	0	to	50	YEARS
TRU Yorktown, NY	—	—	5,309	5,309	—	—	5,309	5,309	(2,997)	7/21/2005	0	to	50	YEARS
TRU Clifton Park, NY	—	—	1,958	1,958	(7)	—	1,951	1,951	(999)	7/21/2005	0	to	50	YEARS
TRU Hazlet, NJ	—	—	1,981	1,981	—	—	1,981	1,981	(1,452)	7/21/2005	0	to	50	YEARS
TRU Bronx, NY	—	—	5,997	5,997	—	—	5,997	5,997	(2,763)	7/21/2005	0	to	50	YEARS
TRU Lawrence Twp., NJ	—	—	4,434	4,434	1	—	4,435	4,435	(3,068)	7/21/2005	0	to	50	YEARS
TRU Elmira, NY	—	—	2,334	2,334	—	—	2,334	2,334	(1,364)	7/21/2005	0	to	50	YEARS
TRU Glen Falls, NY	—	—	1,741	1,741	142	—	1,883	1,883	(1,756)	7/21/2005	0	to	50	YEARS
TRU Phillipsburg, NJ	—	—	2,578	2,578	—	—	2,578	2,578	(1,243)	7/21/2005	0	to	50	YEARS
TRU Beaumont, TX	—	—	1,786	1,786	—	—	1,786	1,786	(1,786)	7/21/2005	0	to	50	YEARS
TRU NE San Antonio, TX	—	—	3,810	3,810	—	—	3,810	3,810	(1,631)	7/21/2005	0	to	50	YEARS
TRU N. Austin, TX	—	—	3,106	3,106	—	—	3,106	3,106	(598)	7/21/2005	0	to	50	YEARS
TRU Baybrook, TX	—	—	3,643	3,643	—	—	3,643	3,643	(2,307)	7/21/2005	0	to	50	YEARS
TRU El Paso, TX	—	—	2,122	2,122	—	—	2,122	2,122	(2,000)	7/21/2005	0	to	50	YEARS
TRU Laredo, TX	—	—	2,959	2,959	—	—	2,959	2,959	(1,362)	7/21/2005	0	to	50	YEARS
TRU Lakeline Austin, TX	—	—	2,473	2,473	—	—	2,473	2,473	(1,501)	7/21/2005	0	to	50	YEARS
TRU Newington, NH	—	—	3,462	3,462	(1)	—	3,461	3,461	(2,238)	7/21/2005	0	to	50	YEARS
TRU Burlington, VT	—	—	2,232	2,232	(2)	—	2,230	2,230	(1,812)	7/21/2005	0	to	50	YEARS
TRU Hurst, TX	—	—	2,825	2,825	12	—	2,837	2,837	(1,177)	7/21/2005	0	to	50	YEARS
TRU North Little Rock, AR	—	—	3,520	3,520	—	—	3,520	3,520	(3,520)	7/21/2005	0	to	50	YEARS
TRU West Little Rock, AR	—	—	1,340	1,340	—	—	1,340	1,340	(624)	7/21/2005	0	to	50	YEARS
TRU Fayetteville, AR	—	—	1,918	1,918	—	—	1,918	1,918	(998)	7/21/2005	0	to	50	YEARS
TRU Albuquerque, N.M.	—	—	2,058	2,058	—	—	2,058	2,058	(973)	7/21/2005	0	to	50	YEARS
TRU Clackamas, OR	—	—	1,673	1,673	—	—	1,673	1,673	(1,673)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Idaho Falls, ID	—	—	1,447	1,447	9	—	1,456	1,456	(575)	7/21/2005	0	to	50	YEARS
TRU Puyallup, WA	—	—	2,926	2,926	—	—	2,926	2,926	(1,315)	7/21/2005	0	to	50	YEARS
TRU Cherry Hill, NJ	—	—	4,158	4,158	(1)	—	4,157	4,157	(2,749)	7/21/2005	0	to	50	YEARS
TRU Dover, DE	—	—	1,073	1,073	—	—	1,073	1,073	(821)	7/21/2005	0	to	50	YEARS
TRU Manassas, VA	—	—	1,875	1,875	—	—	1,875	1,875	(1,677)	7/21/2005	0	to	50	YEARS
TRU Springfield, VA	—	—	3,325	3,325	—	—	3,325	3,325	(971)	7/21/2005	0	to	50	YEARS
TRU Sterling, VA	—	—	3,389	3,389	—	—	3,389	3,389	(1,681)	7/21/2005	0	to	50	YEARS
TRU Burlington, NJ	—	—	2,362	2,362	—	—	2,362	2,362	(2,362)	7/21/2005	0	to	50	YEARS
TRU Newport News, VA	—	—	2,052	2,052	—	—	2,052	2,052	(1,083)	7/21/2005	0	to	50	YEARS
TRU Fort Lauderdale, FL	—	—	4,633	4,633	—	—	4,633	4,633	(2,400)	7/21/2005	0	to	50	YEARS
TRU Tallahassee, FL	—	—	3,265	3,265	—	—	3,265	3,265	(1,788)	7/21/2005	0	to	50	YEARS
TRU Sanford, FL	—	—	1,807	1,807	—	—	1,807	1,807	(959)	7/21/2005	0	to	50	YEARS
TRU Montgomery, AL	—	—	1,917	1,917	—	—	1,917	1,917	(1,305)	7/21/2005	0	to	50	YEARS
TRU South Dekalb, GA	—	—	2,675	2,675	—	—	2,675	2,675	(963)	7/21/2005	0	to	50	YEARS
TRU Pensacola, FL	—	—	2,848	2,848	—	—	2,848	2,848	(2,848)	7/21/2005	0	to	50	YEARS
TRU Shannon Mall, GA	—	—	3,087	3,087	—	—	3,087	3,087	(1,347)	7/21/2005	0	to	50	YEARS
TRU Clarksville, TN	—	—	2,227	2,227	—	—	2,227	2,227	(1,208)	7/21/2005	0	to	50	YEARS
TRU Dothan, AL	—	—	1,869	1,869	—	—	1,869	1,869	(909)	7/21/2005	0	to	50	YEARS
TRU Albany, GA	—	—	1,007	1,007	—	—	1,007	1,007	(804)	7/21/2005	0	to	50	YEARS
TRU Chattanooga II, TN	—	—	618	618	—	—	618	618	(618)	7/21/2005	0	to	50	YEARS
TRU Myrtle Beach, SC	—	—	2,166	2,166	—	—	2,166	2,166	(804)	7/21/2005	0	to	50	YEARS
TRU Lexington, KY	—	—	2,734	2,734	—	—	2,734	2,734	(2,491)	7/21/2005	0	to	50	YEARS
TRU Huntington, WV	—	—	3,238	3,238	—	—	3,238	3,238	(1,800)	7/21/2005	0	to	50	YEARS
TRU Charleston, WV	—	—	2,201	2,201	—	—	2,201	2,201	(1,157)	7/21/2005	0	to	50	YEARS
TRU Southfield, MI	—	—	2,708	2,708	—	—	2,708	2,708	(2,708)	7/21/2005	0	to	50	YEARS
TRU Columbia, MO	—	—	1,396	1,396	—	—	1,396	1,396	(1,042)	7/21/2005	0	to	50	YEARS
TRU Aurora, CO	—	—	3,293	3,293	29	—	3,322	3,322	(2,363)	7/21/2005	0	to	50	YEARS
TRU Fargo, ND	—	—	1,589	1,589	5	—	1,594	1,594	(733)	7/21/2005	0	to	50	YEARS
TRU Englewood, CO	—	—	1,410	1,410	57	—	1,467	1,467	(1,435)	7/21/2005	0	to	50	YEARS
TRU Olathe, KS	—	—	3,029	3,029	(7)	—	3,022	3,022	(1,188)	7/21/2005	0	to	50	YEARS
TRU Crestwood, MO	—	—	3,233	3,233	—	—	3,233	3,233	(1,526)	7/21/2005	0	to	50	YEARS
TRU Meridian, MS	—	—	2,525	2,525	—	—	2,525	2,525	(1,038)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION OR ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Waterbury, CT	—	—	922	922	—	—	922	922	(722)	7/21/2005	0	to	50	YEARS
TRU Newlington, CT	—	—	1,952	1,952	—	—	1,952	1,952	(1,952)	7/21/2005	0	to	50	YEARS
TRU Lynnwood, WA	—	—	2,199	2,199	—	—	2,199	2,199	(2,199)	7/21/2005	0	to	50	YEARS
TRU Kennewick, WA	—	—	1,317	1,317	—	—	1,317	1,317	(974)	7/21/2005	0	to	50	YEARS
TRU Waldorf, MD	—	—	3,569	3,569	—	—	3,569	3,569	(1,891)	12/9/2005	0	to	50	YEARS
TRU Frederick, MD	—	—	1,861	1,861	—	—	1,861	1,861	(1,779)	12/9/2005	0	to	50	YEARS
Distribution Centers / Warehouses
TRU Stockton, CA Whse	—	2,110	33,443	35,553	—	2,110	33,443	35,553	(12,315)	12/9/2005	0	to	50	YEARS
TRU Atlanta, GA Whse	—	4,955	37,309	42,264	—	4,955	37,309	42,264	(12,043)	12/9/2005	0	to	50	YEARS
TRU Frederick, MD Whse	—	814	21,003	21,817	—	814	21,003	21,817	(7,549)	12/9/2005	0	to	50	YEARS
Corporate Headquarters
CORP SSC PointView - Wayne HQ	—	35,625	88,449	124,074	224	35,625	88,673	124,298	(13,521)	7/21/2005	15	to	50	YEARS
TOTAL		$275,787	$1,146,960	$1,422,747	$4,273	$274,228	$1,152,792	$1,427,020	$580,547

Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2012, 2011 and 2010 are as follows:

	Fiscal Year (in thousands)
	2012	2011	2010
Balance at beginning of fiscal year	$1,435,805	$1,456,639	$1,469,577
Additions (Deductions) during year:
Cost of real estate sold	(8,816)	(18,915)	(9,686)
Real estate assets acquired through lease finance obligations	5,308	4,028	—
Other adjustments (1)	—	—	(611)
Asset disposals/retirements (2)	(5,277)	(5,947)	(2,641)
Balance at close of fiscal year	$1,427,020	$1,435,805	$1,456,639

Reconciliations of accumulated depreciation for the three fiscal years ended 2012, 2011 and 2010 are as follows:

	Fiscal Year (in thousands)
	2012	2011	2010
Balance at beginning of fiscal year	$555,238	$532,848	$501,012
Additions (Deductions) during year:
Accumulated depreciation on real estate sold	(4,080)	(7,622)	(3,738)
Provision for depreciation	34,666	35,932	38,215
Asset disposals/retirements (2)	(5,277)	(5,920)	(2,641)
Balance at close of fiscal year	$580,547	$555,238	$532,848

(1)	Primarily due to write-down on certain properties.

(2)	Primarily represents retirements of minor alterations and assets disposed of in connection with store relocations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We have evaluated, under the supervision and with the participation of our management, including our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.
Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to accomplish their objectives at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.
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
Based on this assessment, management concluded that, as of February 2, 2013, our internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to non-accelerated filers, which permit us to provide only management’s report in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Item 11 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
TRU Propco I Master Lease
We own fee and leasehold interests in 346 properties in the United States (collectively, the “Properties” and each, a “Property”), which we lease on a triple-net basis to Toys-Delaware pursuant to the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). Set forth below are the principal terms of the TRU Propco I Master Lease.
Parties
Our subsidiaries, collectively as the “Landlord,” and Toys-Delaware, as the “Tenant.”
Leased properties
346 properties, comprising either fee interests or ground-leased land and the improvements thereon, or space-leased premises.
Term
The TRU Propco I Master Lease will expire on June 30, 2029, except with respect to any Property that is ground- or space-leased by the Landlord with a term of expiring prior to June 30, 2029, the TRU Propco I Master Lease term for which will expire on the earlier expiration date of such ground or space lease.
Landlord’s termination right for unimproved portions of properties
The Landlord may terminate the TRU Propco I Master Lease with respect to any unimproved parcels located at a Property with no adjustment in rent; provided (i) the unimproved parcel shall be used for the purpose of erecting, maintaining and operating other structures and improvements not inconsistent with the use of the related Property, and (ii) the TRU Propco I Master Lease termination will not materially adversely affect either the value of the remaining portion of the related Property or the net operating income of the remaining portion of the related Property.
Tenant’s termination rights with respect to an uneconomic property
The Tenant may request a termination of the TRU Propco I Master Lease with respect to a Property if, in the good faith judgment of the Tenant, such Property becomes or imminently will become uneconomic or unsuitable for its then primary use. If and when the Landlord (using reasonable, good faith efforts to sell such property) is able sell the Property at its fair market value (unencumbered by the TRU Propco I Master Lease), the TRU Propco I Master Lease with respect to such property will terminate and, in addition to its sale proceeds, the Landlord will receive from the Tenant a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum, over the sales proceeds for such Property received by the Landlord.
Base rent
The Tenant agreed to pay to the Landlord base rent for the term of the TRU Propco I Master Lease for each Property.
The net base cash rents to be paid by Toys-Delaware to us under the TRU Propco I Master Lease, effective July 9, 2009, increased to approximately $173 million per annum, net of rents due to third parties. As of February 2, 2013, the base rents to be paid by Toys-Delaware were approximately $168 million per annum reduced for lease terminations and properties sold. The rental payments are subject to 10% increases on July 1, 2014, July 1, 2019 and July 1, 2024. The base rent under the TRU Propco I Master Lease will be reduced by the rent for Properties that are subject to ground or space leases that expire prior to June 30, 2029. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a leased Property and Tenant accepts such offer, then the base rent for such leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this TRU Propco I Master Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.
Base rent is payable monthly in advance. Base rent under the TRU Propco I Master Lease is allocated by Property and, to the extent that the TRU Propco I Master Lease is terminated with respect to any individual Property (as described above under — “Tenant’s termination rights with respect to an uneconomic property”), the total amount of base rent payable under the TRU Propco I Master Lease will thereafter be reduced by the amount allocated to such Property (see Item 1A. “Risk Factors-Risks Relating to the Company — Substantially all of our revenues are generated under the TRU Propco I Master Lease. Unexpected expenses, termination of the TRU Propco I Master Lease, sales of Properties under the TRU Propco I Master Lease or a bankruptcy of the Master Tenant could have a material impact on our financial condition.”).
Additional rent
The Tenant will pay, directly to third-party ground and space lessors, the rents owed under the ground and space leases affecting the Properties and will offset such payments against the base rent described above. The Tenant will also pay when due, directly to the parties entitled to receive the same, all real estate taxes, insurance premiums, utility charges and common area or association charges or dues.
Late charge
If the Tenant fails to pay base rent within five business days after the same is due, the Tenant will owe the Landlord interest on such amount from the date due until paid at the rate of 10% per annum or, if less, the maximum rate permitted by law.
Net lease; no termination or abatement
Subject to any provision of the TRU Propco I Master Lease which expressly provides otherwise, the base rent and any additional rent payable to the Landlord will be paid net to the Landlord, so that the TRU Propco I Master Lease will, throughout the term, yield to the Landlord the full amount of the base and additional rent payable to the Landlord; the Tenant will not be entitled any abatement, deferment or set-off of rent; and the respective obligations of the Landlord and the Tenant will not be affected by reason of damage to or condemnation of a Property, the interruption or discontinuance of any service or utility servicing a Property, any claim which the Tenant has or might have against the Landlord or by reason of any default or breach of any warranty by the Landlord under the TRU Propco I Master Lease or any other agreement between the Landlord and the Tenant or any of its affiliates, any bankruptcy, insolvency, reorganization, composition, readjustment, liquidation, dissolution, winding up or other proceedings affecting the Landlord or any assignee or transferee of the Landlord, or for any other cause whether similar or dissimilar to any of the foregoing other than a discharge of the Tenant from any such obligations as a matter of law.
Tenant’s obligations
The Tenant is obligated (subject to the contest right described below) to:

•	obtain and maintain all rights, licenses and permits required by law in respect of the Properties and maintain, repair and improve the Properties in material compliance with all laws;

•	undertake such alterations to the Properties as may be required to cause the Property to comply with law;

•
keep the Properties insured for the risks and amounts specified in the TRU Propco I Master Lease or (at the Tenant’s option) in a manner that conforms in all substantial respects to the insurance coverages generally maintained by the Tenant from time to time for other similarly situated properties owned by Tenant, naming the Landlord as an additional insured and loss payee, as applicable;

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
Tenant’s contest rights
The Tenant, at its own expense, may contest by appropriate legal, administrative or other proceeding, promptly initiated and conducted in good faith and with due diligence, the amount or validity or application of any real estate taxes, contractor and supplier claim, lien or encumbrance, legal or insurance requirement and other claims asserted by governmental or third parties that are or would be the Tenant’s obligation under the TRU Propco I Master Lease, and, if permitted by law, the Tenant may withhold its performance and/or any payment otherwise required by the contested matter pending the completion of such contest; provided the following conditions are satisfied:
(a) no TRU Propco I Master Lease Event of Default has occurred and is continuing, except for a TRU Propco I Master Lease Event of Default caused by the matter being contested;
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
(g) the Tenant will promptly, upon final determination thereof, pay the amount of any such taxes or liens, together with all costs, interest and penalties which may be payable in connection therewith; and
(h) the Tenant will respond promptly to any inquiries by the Landlord regarding the status of such contest.
Alterations
The Tenant, at its own expense, may alter, demolish, improve, expand or reduce any Property (each, an “Alteration”) so long as the Alteration is performed in accordance with applicable legal and insurance requirements; no TRU Propco I Master Lease Event of Default has occurred and is continuing; if the Alteration, when completed, will adversely affect the value of the Property, the Tenant must restore the Property no later than the expiration or earlier termination of the TRU Propco I Master Lease to its state prior to such Alteration; the alteration must be performed with due diligence in a good and workmanlike manner; and all materials used in connection with any Alteration may be not less than the standard of quality of the materials generally used at the applicable Property as of the date of the TRU Propco I Master Lease.
Assignment and subletting
The Tenant may not assign, mortgage or encumber its interest under the TRU Propco I Master Lease, without the Landlord’s consent, except that the Tenant may assign the TRU Propco I Master Lease to an affiliate. In addition, the Tenant may sublet one or more of the Properties and in consideration for a subtenant’s attornment, the Landlord must provide to such subtenant a non-disturbance agreement on commercially reasonable terms. No assignment or subletting shall release the Tenant from its obligations under the TRU Propco I Master Lease.
Casualty and condemnation
The Tenant will be obligated to restore any Property affected by a casualty or condemnation, regardless of the amount of insurance proceeds or condemnation award, which must be paid to the Tenant for use in connection with such restoration, except as described below. Tenant’s base rent obligation will not abate during such period of restoration. In the case of a total condemnation, the TRU Propco I Master Lease will terminate with respect to the affected Property. In the case of a substantial casualty or substantial condemnation that cannot be restored prior to the last five years of the Term of the TRU Propco I Master Lease, the Tenant will have the right to terminate the TRU Propco I Master Lease in respect of the affected Property, and in any such case, the Landlord will be entitled to the insurance proceeds and condemnation award.
TRU Propco I Master Lease Events of Default
The occurrence of any one or more of the following events will constitute a “TRU Propco I Master Lease Event of Default”:

•	the Tenant fails to pay base rent within five days after the day the same is due and payable;

•	the Tenant fails to pay any other amount owed under the TRU Propco I Master Lease when due and payable and such default shall continue for 10 days after notice thereof;

•
the Tenant fails to observe or perform any other obligation under the TRU Propco I Master Lease and such failure is not cured within a period of 30 days after receipt of notice from the Landlord, unless such failure is susceptible of cure but cannot reasonably be cured within such 30-day period, in which case, provided the Tenant shall have commenced to cure such failure within such 30-day period and thereafter diligently proceeds to cure the same, such cure period shall be extended for such time as is reasonably necessary for the Tenant in the exercise of due diligence to cure such failure, such additional period not to exceed 90 days; and

•	a voluntary bankruptcy filing by the Tenant, or an involuntary bankruptcy filing in respect of the Tenant that is not dismissed within 90 days after commencement.
Upon the occurrence and continuation of a TRU Propco I Master Lease Event of Default, the Landlord will be entitled to terminate the TRU Propco I Master Lease, enter the leased premises and re-let the same for the Tenant’s account and seek current and final lease damages.
Indemnification generally and for environmental matters
The Tenant will indemnify the Landlord against all liabilities, claims, damages, costs and reasonable expenses imposed upon or incurred by or asserted against the Landlord by reason of: any accident, injury to or death of persons or loss of or damage to property occurring on or about any Property, any contest of any legal or insurance requirement (regardless whether the same is permitted under the TRU Propco I Master Lease), the release of any hazardous materials on, in or under any Property first occurring prior to the Landlord acquiring possession and control over such Property or the material violation of any environmental law at any Property, except in each case to the extent resulting from the Landlord’s gross negligence or willful misconduct. The Tenant’s indemnification obligations for environmental matters will terminate with respect to any Property, except to the extent of any claims for such indemnity then pending, five years after the date on which the Landlord shall have first acquired control and possession over such Property, by termination of the TRU Propco I Master Lease or otherwise.
Governing law
The TRU Propco I Master Lease will be construed with respect to each Property under the substantive laws of the State in which such Property is situated.
Landlord’s right to request a separate lease
If the Landlord conveys or transfers any individual Property, if so requested in writing by the Landlord, the Tenant must execute a new lease with the new owner of the applicable Property, as landlord, which shall relate solely to the conveyed Property and be for the same term as would otherwise pertain under the TRU Propco I Master Lease, be for the same rent as would otherwise be payable under the TRU Propco I Master Lease with respect to such Property and otherwise generally be on all of the same terms and conditions as set forth in the TRU Propco I Master Lease.
True lease
It is the intent of the Landlord and the Tenant that the TRU Propco I Master Lease shall constitute a “true lease” of the Properties.
Single lease
It is the intent of the Landlord and the Tenant that (except as a separate lease, as described above, shall have been executed) the TRU Propco I Master Lease constitutes a single, integrated and indivisible agreement between the parties for the lease of all parcels constituting the Properties.
Rental Revenues
Our rental revenues are primarily derived from leasing arrangements we have entered into with Toys-Delaware. The TRU Propco I Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2012, 2011 and 2010, we earned related party Base rent revenues of approximately $242 million, $243 million and $244 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $40 million during fiscal 2012 and $41 million during fiscals 2011 and 2010, respectively, under our leasing arrangements with Toys-Delaware.

Termination Payments
As discussed above, the TRU Propco I Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $8 million, $11 million and $1 million during fiscals 2012, 2011 and 2010, respectively, in Earnings from discontinued operations on the Consolidated Statements of Operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. The amount charged to us for these services was approximately $4 million, $5 million and $5 million during fiscals 2012, 2011 and 2010, respectively, and are recorded in Other operating expenses in the Consolidated Statements of Operations.
Transactions with the Sponsors
Our indirect parent, TRU, is owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). Under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million in fiscal 2012, 2011 and 2010, respectively, with respect to 1.2%, 1.1% and 1.1%, respectively, of our Properties.
Due From Affiliate, net
As of February 2, 2013 and January 28, 2012, Due from affiliate, net of approximately $5 million and $10 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware. The Due from affiliate, net balance as of February 2, 2013 includes a termination payment due from Toys-Delaware of approximately $2 million.
Policy with respect to Transactions with Related Parties
Pursuant to the indentures of us and Toys-Delaware, we must maintain an arm’s length relationship with any affiliate and may not enter into or be a party to any transaction other than arm’s length transactions, subject to certain exceptions.
Director Independence
Information regarding director independence is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the audit of our Consolidated Financial Statements for fiscals 2012 and 2011.
Audit Fees
Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “D&T”) provided professional services to TRU and its consolidated subsidiaries for fiscals 2012 and 2011. A portion of these costs have been allocated to TRU Propco I.
The aggregate fees billed by D&T for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2012 and 2011 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and quarterly financial statements for those fiscal years and for other services rendered during those fiscal years on our behalf were estimated as follows:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$222,581	$279,000
Audit-Related Fees (2)	—	14,000

(1)
For fiscals 2012 and 2011, the audit fees consist of fees for professional services performed in connection with the audit of our annual consolidated financial statements and the review of the financial statements included in our 10-Q filings.

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
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 62 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

By:	/s/ F. Clay Creasey, Jr.
Name:	F. Clay Creasey, Jr.
Title:	Executive Vice President and Chief Financial Officer
Date: May 3, 2013
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys “R” Us, Inc. (“TRU”), the Managing Member of Wayne Real Estate Holding Company, LLC, the Managing Member of Toys “R” Us Property Company I, LLC, such persons performing the similar functions of a board of directors of the registrant, on May 3, 2013.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on May 3, 2013, and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase