Form 10-Q
period 2013-05-04
Toys R Us Property Co I, LLC
filed 2013-06-18
CIK 1474301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013 Commission file number 333-164018
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
As of June 18, 2013, all of our outstanding membership interests were privately held by our sole member, Wayne Real Estate Holding Company, LLC.

TOYS “R” US PROPERTY COMPANY I, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	May 4, 2013	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$145,131	$96,899
Due from affiliate, net	10,528	5,326
Lease allowance receivable	1,055	1,393
Prepaid expenses	6,824	6,611
Total current assets	163,538	110,229
Real Estate, Net:
Land	271,246	274,228
Buildings, net	467,950	474,949
Property and leasehold improvements, net	92,762	97,296
Total real estate, net	831,958	846,473
Straight-line rent receivable from affiliate	164,381	159,164
Debt issuance costs	12,287	13,020
Other assets	530	310
Total Assets	$1,172,694	$1,129,196

LIABILITIES AND MEMBER’S CAPITAL
Current Liabilities:
Accrued interest	$31,032	$5,360
Real estate taxes payable	11,505	11,209
Deferred third party rent liabilities	2,469	3,181
Deferred related party revenue	12,098	12,990
Other current liabilities	1,317	1,404
Total current liabilities	58,421	34,144
Long-term debt	939,822	939,092
Deferred third party rent liabilities	112,971	112,626
Other non-current liabilities	3,972	4,007
Member’s capital	57,508	39,327
Total Liabilities and Member’s Capital	$1,172,694	$1,129,196
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012
Rental revenues:
Base rents	$61,316	$60,601
Tenant reimbursements	10,002	9,834
Total revenues	71,318	70,435
Depreciation	8,209	8,065
Rental expense	11,302	11,980
Common area maintenance expenses	10,002	9,834
Other operating expenses	1,188	1,190
Total operating expenses	30,701	31,069
Operating earnings	40,617	39,366
Interest expense, net	27,346	26,999
Earnings from continuing operations	13,271	12,367
Earnings from discontinued operations	4,910	2,267
Net earnings	$18,181	$14,634
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012
Cash Flows from Operating Activities:
Net earnings	$18,181	$14,634
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	9,013	8,697
Amortization of debt issuance costs	733	732
Amortization of original issue discount	730	650
Gain on sale of real estate	(748)	—
Other non-cash charges	(35)	(25)
Changes in operating assets and liabilities:
Due from affiliate, net and Lease allowance receivable	(4,864)	1,385
Prepaid expenses	(213)	(4,528)
Straight-line rent receivable from affiliate, Other assets and Deferred third party rent liabilities	(5,804)	(6,634)
Accrued interest, Real estate taxes payable and Other current liabilities	25,881	26,385
Deferred related party revenue	(892)	(425)
Net cash provided by operating activities	41,982	40,871
Cash Flows from Investing Activities:
Proceeds from sale of real estate	6,250	—
Net cash provided by investing activities	6,250	—
Cash and cash equivalents:
Net increase during period	48,232	40,871
Cash and cash equivalents at beginning of period	96,899	72,111
Cash and cash equivalents at end of period	$145,131	$112,982
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US PROPERTY COMPANY I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S CAPITAL
(Unaudited)

(In thousands)	Member’s Capital
Balance, January 28, 2012	$46,286
Net earnings	14,634
Balance, April 28, 2012	$60,920

Balance, February 2, 2013	$39,327
Net earnings	18,181
Balance, May 4, 2013	$57,508
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
The Condensed Consolidated Balance Sheets as of May 4, 2013 and February 2, 2013, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Member’s Capital for the thirteen weeks ended May 4, 2013 and April 28, 2012, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at February 2, 2013, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

2. Real estate, net

(In thousands)	May 4, 2013	February 2, 2013
Land	$271,246	$274,228
Buildings	741,154	745,698
Property and leasehold improvements	404,335	407,094
	1,416,735	1,427,020
Less: accumulated depreciation	(584,777)	(580,547)
Total	$831,958	$846,473
Subsequent Event
Subsequent to the first quarter fiscal 2013, we sold an owned property to an unrelated third party for gross proceeds of approximately $8 million, resulting in a net gain of $4 million.

3. Discontinued operations
During the thirteen weeks ended May 4, 2013, we sold two owned properties to unrelated third parties for gross proceeds of approximately $5 million resulting in a net gain of less than $1 million. Additionally, we sold a building for gross proceeds of $1 million resulting in a nominal gain and assigned the corresponding ground lease to an unrelated third party. The Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”) requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. As per the terms of the TRU Propco I Master Lease, we recorded termination payments of approximately $5 million during the thirteen weeks ended May 4, 2013 in Earnings from discontinued operations on the Condensed Consolidated Statement of Operations. Termination payments are included in Cash Flows from Operating Activities.

During the thirteen weeks ended April 28, 2012, we had two leases expire with unrelated third party landlords for which we opted not to exercise the renewal options. We recorded termination payments from Toys-Delaware of approximately $1 million.
We reported the operating results for these properties as Earnings from discontinued operations on the Condensed Consolidated Statements of Operations for the thirteen weeks ended May 4, 2013 and April 28, 2012. The operating results for these properties classified as discontinued operations were derived from our historical financial information and have been segregated from continuing operations and reported separately on the Condensed Consolidated Statements of Operations for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012
Total revenues (1)	$4,804	$2,043
Earnings from discontinued operations	$4,910	$2,267
(1) Includes termination payments from Toys-Delaware.

4. Long-term debt
The carrying value of long-term debt as of May 4, 2013 and February 2, 2013 consisted of $934 million, respectively, related to our $950 million aggregate principal amount of 10.75% senior secured notes due fiscal 2017 (the “Notes”) and $6 million and $5 million, respectively, related to lease financing obligations associated with capital projects. The fair values of the Notes as of May 4, 2013 and February 2, 2013, were $1,017 million and $1,024 million, respectively, and were estimated using Level 1 inputs, which represent quoted market prices as of the end of the respective periods. The carrying amounts of our lease financing obligations, which approximate fair values as of May 4, 2013 and February 2, 2013, were $6 million and $5 million, respectively, and are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. These Level 3 instruments are valued using a cash flow analysis.

5. Fair value measurements
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
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had cash equivalents of approximately $122 million and $6 million at May 4, 2013 and February 2, 2013, respectively.

6 . Member’s capital
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
During the thirteen weeks ended May 4, 2013 and April 28, 2012, we did not make any cash distributions.

7. Related party transactions
Rental Revenues
Our rental revenues are primarily derived from payments received under the TRU Propco I Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended May 4, 2013 and April 28,

2012, we earned related party Base rent revenues of approximately $60 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of approximately $10 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, under the TRU Propco I Master Lease.
Termination Payments
As discussed in Note 3 entitled “Discontinued operations,” the TRU Propco I Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco I Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $5 million and $1 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, in Earnings from discontinued operations on the Condensed Consolidated Statements of Operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses on the Condensed Consolidated Statements of Operations. During each of the thirteen weeks ended May 4, 2013 and April 28, 2012, the amounts charged to us for these services were approximately $1 million.
Due from affiliate, net
As of May 4, 2013 and February 2, 2013, Due from affiliate, net of $11 million and $5 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware. The Due from affiliate, net balances as of May 4, 2013 and February 2, 2013 include termination payments due from Toys-Delaware of approximately $5 million and $2 million, respectively.
Subsequent Event
Subsequent to the first quarter fiscal 2013, we received $5 million from Toys-Delaware for the termination payments receivable recorded in Due from affiliate, net at May 4, 2013.

8. Recent accounting pronouncements
In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”) and formed in September 2005. Certain of our wholly-owned special purpose subsidiaries own fee and leasehold interests in 343 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco I Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Earnings from continuing operations	$13,271	$12,367	$904	7.3%
Earnings from continuing operations increased by $0.9 million, or 7.3%, to $13.3 million for the thirteen weeks ended May 4, 2013, compared to $12.4 million for the thirteen weeks ended April 28, 2012, primarily due to an increase in Total revenues and a reduction in Rental expense.

Total Revenues

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Total revenues	$71,318	$70,435	$883	1.3%
Total revenues increased by $0.9 million, or 1.3%, to $71.3 million for the thirteen weeks ended May 4, 2013, compared to $70.4 million for the thirteen weeks ended April 28, 2012, primarily due to an increase in Base rents.

Depreciation

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Depreciation	$8,209	$8,065	$144	1.8%
Depreciation increased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year.

Rental Expense

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Rental expense	$11,302	$11,980	$(678)	(5.7)%
Rental expense decreased by $0.7 million, or 5.7% to $11.3 million for the thirteen weeks ended May 4, 2013, compared to $12.0 million for the same period last year. The decrease was primarily due to an adjustment to non-cash straight-line third party rent amounts related to a change in estimated lease terms, as we have committed to exit certain properties early.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Common area maintenance expenses	$10,002	$9,834	$168	1.7%
Common area maintenance expenses increased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year. These expenses are fully reimbursed by our tenant under the TRU Propco I Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Other operating expenses	$1,188	$1,190	$(2)	(0.2)%
Other operating expenses decreased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year.

Interest Expense, Net

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Interest expense, net	$27,346	$26,999	$347	1.3%
Interest expense, net increased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year.

Earnings from Discontinued Operations

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Earnings from discontinued operations	$4,910	$2,267	$2,643	116.6%
Earnings from discontinued operations increased by $2.6 million to $4.9 million for the thirteen weeks ended May 4, 2013, compared to earnings of $2.3 million for the thirteen weeks ended April 28, 2012. The increase was primarily due to an increase in termination payments recognized from Toys-Delaware as required under the TRU Propco I Master Lease of approximately $3.9 million, as compared to the same period last year. See Note 3 to the Condensed Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources
Overview
As of May 4, 2013, we were in compliance with all of the covenants related to the 10.75% senior unsecured notes due fiscal 2017 (the “Notes”).

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
Additionally, the indenture governing the Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Notes within 30 days to purchase Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of May 4, 2013.
We have been able to meet our cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012	Change
Net cash provided by operating activities	$41,982	$40,871	$1,111
Net cash provided by investing activities	6,250	—	6,250
Net increase during period in cash and cash equivalents	$48,232	$40,871	$7,361
Cash Flows Provided by Operating Activities
During the thirteen weeks ended May 4, 2013, net cash provided by operating activities was $42.0 million, compared to $40.9 million for the thirteen weeks ended April 28, 2012. The increase in net cash provided by operating activities was primarily due to a decrease in third party prepaid expenses, partially offset by an increase in amounts due from Toys-Delaware, both of which were as a result of the timing of payments made.
Cash Flows Provided by Investing Activities
During the thirteen weeks ended May 4, 2013, net cash provided by investing activities was $6.3 million. The net cash provided by investing activities was due to proceeds received from the sale of real estate of $6.3 million.

Debt
Refer to the Annual Report on Form 10-K and Note 4 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt.

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, for details on our contractual obligations and commitments.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended February 2, 2013, for a discussion of critical accounting policies.

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
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of Toys-Delaware’s business, competition in the retail industry, changes in Toys-Delaware's product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, Toys-Delaware's ability to implement its strategy, the availability of adequate financing to us, Toys-Delaware and TRU, access to trade credit, changes in consumer preferences, Toys-Delaware's dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware's international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware's stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware's business, Toys-Delaware's and TRU's respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on May 3, 2013 and in our reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission's rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no change in our exposure to market risk during the thirteen weeks ended May 4, 2013. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

TOYS “R” US PROPERTY COMPANY I, LLC
(Registrant)

Date: June 18, 2013	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended May 4, 2013 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 18, 2013 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document